Form 10-K
period 1993-12-31
CALIFORNIA ENERGY CO INC
filed 1994-03-31
CIK 720556

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.  20549

                                        FORM 10-K

                     Annual Report Pursuant to Section 13 or 15 (d) of
                            the Securities Exchange Act of 1934


                        For the fiscal year ended December 31, 1993
                                Commission File No. 1-9874


                             CALIFORNIA ENERGY COMPANY, INC.
                   (Exact name of registrant as specified in its charter)


                     Delaware                            94-2213782
            (State or other jurisdiction of              (I.R.S. Employer
             incorporation or organization)               Identification No.)



                    10831 Old Mill Road, Omaha, NE       68154
            (Address of principal executive offices)     (Zip Code)


        Registrant's telephone number, including area code:  (402) 330-8900

               Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of exchange
              Title of each class                      on which registered

              Common Stock, $0.0675                    New York Stock Exchange
              par value ("Common Stock")               Pacific Stock Exchange
                                                       London Stock Exchange

             Securities registered pursuant to Section 12(g) of the Act: N/A

             Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                             Yes   [X]             No

             Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

             Based on the closing sales price of Common Stock on the New York Stock Exchange on March 21, 1994, the aggregate market value of the Common Stock held by non-affiliates of the Company was
                                  $614,595,732.

             34,382,978 shares of Common Stock were outstanding on
               March 21,1994.

             DOCUMENTS INCORPORATED BY REFERENCE

             Incorporated by reference into this Form 10-K, in response to
             Item 3 Part I, Items 6 through 8 of Part II, and Items 10 through 13 of Part III, are the portions indicated herein of (i) the annual report of California Energy Company, Inc. (the "Company") to security holders for the fiscal year ended December 31, 1993 (the "Annual Report"), and (ii) the Company's proxy statement dated for the annual meeting of stockholders to be held on May 12, 1994 (the "Proxy Statement").


                               TABLE OF CONTENTS

PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1

         Item 1.         Business  . . . . . . . . . . . . . . . . . . .   1

                   GENERAL . . . . . . . . . . . . . . . . . . . . . . .   1
                         International Activities  . . . . . . . . . . .   2
                         Geothermal Energy . . . . . . . . . . . . . . .   3
                         The Independent Power Production Market and
                                  Competition  . . . . . . . . . . . . .   3
                         Business Development Strategies . . . . . . . .   4

                   THE COSO PROJECT  . . . . . . . . . . . . . . . . . .   4
                         The Coso Geothermal Resource  . . . . . . . . .   5
                         The Coso Facilities . . . . . . . . . . . . . .   6
                                  The Navy I Project . . . . . . . . . .   6
                                  The BLM Project  . . . . . . . . . . .   7
                                  The Navy II Project  . . . . . . . . .   7
                                  Power Transmission Lines . . . . . . .   7
                         Management of the Coso Joint Ventures . . . . .   7
                                  Plant Operation and Maintenance
                                           Agreements  . . . . . . . . .   8
                                  Field Operation and Maintenance
                                           Agreements  . . . . . . . . .   8
                         Coso Royalty and Other Revenue Sharing
                                  Agreements . . . . . . . . . . . . . .   9
                                  The Navy Contract  . . . . . . . . . .   9
                                  Navy I Project . . . . . . . . . . . .   9
                                  Navy II Project  . . . . . . . . . . .   9
                                           Termination . . . . . . . . .  10
                                  The BLM Lease  . . . . . . . . . . . .  10
                                  Other Revenue Sharing Arrangements . .  11
                         SO4 Power Sales Agreements  . . . . . . . . . .  11
                                  Capacity Payments  . . . . . . . . . .  11
                                  Capacity Bonus Payments  . . . . . . .  11
                                  Energy Payments  . . . . . . . . . . .  12
                         Non-Recourse Coso Project Financing . . . . . .  13
                                  Security . . . . . . . . . . . . . . .  13
                                  Priority of Payments . . . . . . . . .  14
                                  Conditions to Cash Distributions From the
                                           Coso Joint Ventures . . . . .  14
                                  Required Geothermal Percentage . . . .  14
                                  Debt Service Reserve and Contingency
                                           Funds . . . . . . . . . . . .  14
                                  Support Loans and Project Loan Pledge
                                           Agreements  . . . . . . . . .  15
                         Interest in Caithness Partnerships  . . . . . .  15
                         Coso Joint Venture Notes due to the Company . .  15

                   OTHER DOMESTIC PROJECTS AND DEVELOPMENT
                         OPPORTUNITIES . . . . . . . . . . . . . . . . .  15
                         Desert Peak . . . . . . . . . . . . . . . . . .  15
                         Roosevelt Hot Springs . . . . . . . . . . . . .  16
                         Yuma  . . . . . . . . . . . . . . . . . . . . .  16
                         Newberry  . . . . . . . . . . . . . . . . . . .  16
                         Glass Mountain  . . . . . . . . . . . . . . . .  17

                   INTERNATIONAL GEOTHERMAL AND
                   OTHER DEVELOPMENT OPPORTUNITIES . . . . . . . . . . .  17
                         International Joint Venture Agreements  . . . .  17
                                  Kiewit Joint Venture . . . . . . . . .  18
                                  Distral Joint Venture  . . . . . . . .  18

                         The Philippines . . . . . . . . . . . . . . . .  18
                                  Upper Mahiao . . . . . . . . . . . . .  19
                                  Mahanagdong  . . . . . . . . . . . . .  21
                                  Casecnan . . . . . . . . . . . . . . .  21
                         Indonesia . . . . . . . . . . . . . . . . . . .  22
                                  Dieng  . . . . . . . . . . . . . . . .  22
                                  Patuha . . . . . . . . . . . . . . . .  23

                   REGULATORY AND ENVIRONMENTAL MATTERS  . . . . . . . .  23
                         Environmental Regulation  . . . . . . . . . . .  23
                         Federal Energy Regulations  . . . . . . . . . .  24
                         Permits and Approvals . . . . . . . . . . . . .  24

                   INSURANCE. . . . . . . . . . . . .  . . . . . . . . .  25

                   EMPLOYEES. . . . . . . . . . . . .  . . . . . . . . .  25

         Item 2.         Properties . . . . . . . . .  . . . . . . . . .  25

         Item 3.         Legal Proceedings. . . . . .  . . . . . . . . .  25

         Item 4.         Submission of Matters to a Vote of Security
                   Holders. . . . . . . . . . . . . .  . . . . . . . . .  25

PART II . . . . . . . . . . . . . . . . . . . . . . .  . . . . . . . . .  26

         Item 5.         Market for Registrant's Common Equity and
                         Related Stockholder's Matters . . . . . . . . .  26

         Item 6.         Selected Financial Data . . . . . . . . . . . .  27

         Item 7.         Management's Discussion and Analysis of
                         Financial Condition and Results of Operation. .  27

         Item 8.         Financial Statements and Supplementary Data . .  27

PART III. . . . . . . . . . . . . . . . . . . . . . . .  . . . . . . . .  28

         Item 10.        Directors and Executive Officers of the
                         Registrant. . . . . . . . . . . . . . . . . . .  28

         Item 11.        Executive Compensation. . . . . . . . . . . . .  29

         Item 12.        Security Ownership of Certain Beneficial
                         Owners and Management . . . . . . . . . . . . .  29

         Item 13.        Certain Relationships and Related
                         Transactions . . .  . . . . . . . . . . . . . .  29

PART IV . . . . . . . . . . . . . . . . . .  . . . . . . . . . . . . . .  30

         Item 14.        Exhibits, Financial Statement Schedules and
                         Reports on Form 8-K . . . . . . . . . . . . . .  30

Exhibit Index  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  34

                               PART I

Item 1.    Business

                               GENERAL

        California Energy Company, Inc. (the "Company"), together with its subsidiaries, is primarily engaged in the exploration for and development of geothermal resources and the development, ownership and operation of environmentally responsible independent power production facilities worldwide utilizing geothermal resources and other energy sources such as hydroelectric, natural gas, oil and coal. The Company was an early participant in the domestic independent power market and is now one of the largest geothermal power producers in the United States. The Company is also actively pursuing opportunities in the international independent power market. The Company is a Delaware corporation which was formed in 1971. The Company's Common Stock is traded on the New York,
Pacific and London Stock Exchanges under the symbol "CE". Approximately 37% of the Company's Common Stock is owned by a Peter Kiewit Sons', Inc. subsidiary, Kiewit Energy Company (references herein to "Kiewit" means Peter Kiewit Sons', Inc. and its affiliates including Kiewit Energy Company, Kiewit Diversified
Group Inc. and Kiewit Construction Group Inc. or other subsidiaries thereof, as applicable). Kiewit is a large construction, mining and telecommunications company headquartered in Omaha, Nebraska. Kiewit is a joint venture participant in certain of the Company's international private power projects.

        Through its subsidiaries, the Company currently has substantial ownership interests in, and operates, four geothermal facilities that are qualified facilities under the Public Utility Regulatory Policies Act of 1978 ("PURPA"), which requires electric utilities to purchase electricity from qualified independent power producers. Three of the Company's geothermal power production facilities are located at the Naval Air Weapons Station at China
Lake, California (together, the "Coso Project") and are each owned by separate partnerships (collectively the "Coso Joint Ventures" and individually the "Navy I Joint Venture", the "BLM Joint
Venture" and the "Navy II Joint Venture"). The Company owns an interest of approximately 50% in each of the Coso Joint Ventures and, through a subsidiary, acts as the managing general partner of each. The Coso Project continues to constitute the Company's primary source of electrical generation capacity constituting an aggregate generating capacity of approximately 240 net megawatts ("NMW"). The Coso Project power production facilities have a gross capacity of approximately 88 megawatts ("MW") each (referred to individually as the "Navy I Project", the "BLM Project" and the "Navy II Project"). The Coso Joint Ventures sell all electricity generated by the Coso Projects pursuant to three long-term "Interim Standard Offer No. 4" contracts (the "SO4 Agreements") between each of the Coso Joint Ventures and Southern California Edison Company ("SCE"). These SO4 Agreements provide for energy payments, capacity payments and capacity bonus payments. The fixed price periods for energy payments of the SO4 Agreements extend until August 1997, March 1999 and January 2000 for each of the Navy I
Joint Venture, the BLM Joint Venture and the Navy II Joint Venture, respectively. Energy payments under the SO4 Agreements have been fixed at rates ranging from 10.1 cents per kilowatt hour ("kWh") in 1993 to 14.6 cents per Kwh in August 1998. After the fixed price period expires for each of the Coso Projects, the energy will be purchased at SCE's then prevailing avoided cost (as determined by the California Public Utilities Commission) which at present is substantially lower than the current energy payments under the SO4 Agreement. In addition to the energy payments, SCE makes fixed annual capacity payments to the Coso Joint Ventures, and under certain circumstances is required to make capacity bonus payments.
The price for capacity and capacity bonus payments is fixed for the life of the SO4 Agreements. See "The Coso Project -- SO4 Power
Sales Agreements."

        The Company also owns and operates a 10 MW geothermal power plant located at Desert Peak, Nevada which is a qualified facility that sells power to Sierra Pacific Power Company, and operates and owns a 70% interest in a geothermal steam field at Roosevelt Hot Springs, Utah, which supplies 25 MW of geothermal steam to Utah Power & Light Company under a 30-year steam sales agreement. Pursuant to a memorandum of understanding, the Company has commenced early stage site work on a proposed 30 MW geothermal project at Newberry, Oregon (the "Newberry Project"), which is expected to be completed in early 1997 and to be wholly owned and operated by the Company.

        In September 1993, the Company acquired The Ben Holt Co., a 30 person engineering firm located in Pasadena, California which specializes in the design of geothermal power plants and has international experience. The Ben Holt Co. will provide support to the Company's domestic and international projects as well as continue its services to third parties.

        Domestically, the Company plans to focus on developing and operating geothermal power projects, an area in which the Company believes it has a competitive advantage due to its geotechnical and project management expertise and extensive geothermal leaseholdings. The Company intends to continue to pursue geothermal opportunities in the Pacific Northwest where it has extensive geothermal leaseholdings. In March 1993, the Company acquired 26,000 acres of geothermal leases and three successful production wells in the Glass Mountain area of Northern California. In addition, the Company has diversified into other environmentally responsible sources of power generation. The Company is currently constructing a 50 NMW natural gas fired cogeneration project in Yuma, Arizona (the "Yuma Project"), which is expected to be wholly owned by the Company and to sell electricity to San Diego Gas & Electric Company ("SDG&E") under a 30-year power sales contract. The Company anticipates that this project will be completed by mid-year 1994. See "Other Domestic Projects and Development Opportunities - Yuma." The Company expects future diversification through the selective acquisition of partially developed or existing power generating projects and intends to maintain a significant equity interest in, and to operate, the projects which it develops or acquires.

International Activities

        The Company presently believes that the international independent power market holds the majority of new opportunities for financially attractive private power development in the next several years. The Company is actively pursuing selected opportunities in nations where power demand is high and the Company's geothermal resource development and operating experience, project development expertise and strategic relationships are expected to provide it with a competitive advantage. The Company believes that the opportunities to successfully develop, construct, finance, own and operate international power projects are increasing as several countries have initiated the privatization of the power generation capacity and have solicited bids from foreign developers to purchase existing generating facilities or to develop new capacity. Some of these countries, such as the Philippines and Indonesia, also have extensive geothermal resources.

        The Company has recently entered into international joint venture agreements with Kiewit and Distral S.A. ("Distral"), firms with significant power plant construction experience, in an effort to augment and accelerate the Company's capabilities in foreign energy markets. Joint venture activities with Distral are expected to be conducted in South America, Central America and the Caribbean and joint venture activities with Kiewit are expected to be conducted in Asia, in particular the Philippines and Indonesia, and in other regions not covered by the Distral joint venture agreement. See "International Geothermal and Other Development Opportunities - International Joint Venture Agreements."

        The Company has obtained "take-or-pay" power sales contracts for two geothermal power projects in the Philippines aggregating approximately 300 MW in capacity. The Upper Mahiao project (the "Upper Mahiao Project"), a 120 MW geothermal facility with an estimated total project cost of approximately $226 million, is expected to be constructed on the island of Leyte and will be over 95% owned and operated by the Company. A syndicate of international banks is expected to provide approximately $170 million project finance construction loan for the project. The Company's equity commitment to such project would be approximately $56 million. The Export-Import Bank of the United States ("ExIm Bank") is expected to provide the term loan that would be used to refinance the construction loan for this project, as well as political risk insurance to the syndicate of commercial banks for the construction loan. The Company intends to arrange for similar insurance on its equity investment through the Overseas Private Investment Corporation ("OPIC") or from other governmental agencies or commercial sources. The Company expects that both the construction and the term loan agreements for the Upper Mahiao Project will be executed in April 1994 and that the notice to proceed will be issued promptly thereafter under the construction contract, which was executed in January 1994. Commercial operation of this project is presently scheduled for mid-year 1996.



        The Mahanagdong project (the "Mahanagdong Project"), a 180 MW geothermal project with an anticipated total project cost of approximately $310 million, is expected to be operated by the Company and owned 45% by the Company, 45% by Kiewit and up to 10% by another industrial company. The Company's equity investment for the Mahanagdong Project would be approximately $40 million, and the Company intends to obtain political risk insurance on its investment similar to that for the Upper Mahiao Project. The
Company is in the process of arranging construction financing for this project from a syndicate of international banks on terms similar to those of the Upper Mahiao Project construction loan.
The construction financing is expected to close in mid-year 1994, with commercial operation presently scheduled for mid-year 1997.
See "International Geothermal and Other Development Opportunities -
 The Philippines."

The Company has been awarded the geothermal development rights to three geothermal fields in Indonesia at Dieng, Patuha and Lampung/South Sumatra, the initial phases of which could aggregate an additional generating capacity of 500 NMW. The Company is currently negotiating power sales contracts for these projects in Indonesia. See "International Geothermal and Other Development Opportunities - Indonesia."

Geothermal Energy

        Geothermal energy can be economically extracted when water contained within porous and permeable rock formations comes sufficiently close to molten rock to heat the water to temperatures of 400 degrees Fahrenheit or more. The heated water then ascends towards the surface of the earth, where it can be extracted by drilling geothermal production wells. The energy necessary to operate a geothermal power plant is typically obtained from several such wells, which are drilled using established technology similar to that employed in the oil and gas industry.

        The geothermal production wells are normally located within approximately one to two miles of a power plant, as geothermal fluids cannot typically be transported economically over longer
distances.   From the well heads, the heated fluid flows through
pipelines to a series of separators, where it is separated into water "brine" and steam. The steam is passed through a turbine which drives a generator to generate electricity. Once the steam has passed through the turbine it is then cooled and condensed back into water, which along with any brine and noncondensable gases is returned to the geothermal reservoir via injection wells. The geothermal reservoir is a renewable source of energy if natural ground water sources and reinjection of extracted geothermal fluids are adequate to replenish the geothermal reservoir after the withdrawal of geothermal fluids. Geothermal plants in the United States are eligible to be "Qualified Facilities" under PURPA. See "Regulatory and Environmental Matters"

The Independent Power Production Market and Competition

        In the United States, the independent power industry expanded rapidly in the 1980's, facilitated by the enactment of PURPA.
PURPA was enacted to encourage the production of electricity by non-utility companies. According to the Utility Data Institute and the North American Electricity Reliability Council, independent power producers were responsible for about 50,000 MW, or 43%, of the U.S. electric generation capacity which has come on line since 1980.

        As the size of United States independent power market has increased, available domestic power capacity and competition in the industry have also significantly increased. The Company competes with other independent power producers including affiliates of utilities, in obtaining long-term contracts to sell electric power and steam to utilities. In addition, utilities may elect to expand or create generating capacity through their own direct investments in new plants. Over the past decade, obtaining a power sales contract from a U.S. utility has generally become increasingly difficult, expensive and competitive. Many states now require power sales contracts to be awarded by competitive bidding, which both increases the cost of obtaining such contracts and decreases the chances of obtaining such contracts as bids significantly outnumber awards in most competitive solicitations. Many of the Company's competitors have more extensive and more diversified developmental or operating experience (including international experience) and greater financial resources than the Company. The federal Energy Policy Act of 1992 is expected to further increase domestic competition.

        Due to the rapidly growing demand for new power generation capacity in many foreign countries and resulting privatization of power development, significant new markets for independent power generation now exist outside the United States. The Company intends to take advantage of opportunities in these new markets and to develop, construct and acquire generation projects outside the United States. See "International Geothermal and Other Development Opportunities."

Business Development Strategies

        The Company is focusing on market opportunities domestically in which it believes it has relative competitive advantages, such as geothermal (because of the Company's geotechnical and project management expertise and extensive geothermal leaseholdings). In addition, the Company expects to consider diversification into other environmentally responsible sources of energy, primarily through the selected acquisition of partially developed or existing power generating projects.

        The Company is also actively pursuing selected opportunities abroad in developing nations where power demand is high and the Company's geothermal operating experience, project development expertise and strategic relationships with Kiewit and Distral are expected to provide it with a competitive advantage. The Company believes that the opportunities to successfully develop, construct and finance international projects are increasing as several countries, including the Philippines and Indonesia, have initiated the privatization of their power generation capacity and have solicited bids from foreign developers for the purchase of existing generating capacity or the development of new capacity. In evaluating and negotiating international projects, the Company intends to employ a strategy whereby a substantial portion of the political and financial risks are, through contract provisions or insurance coverage, borne by parties other than the Company; however, there can be no assurance that such insurance will be available on commercially reasonable terms, or that such third parties will perform such contract provisions.

                        THE COSO PROJECT

        In 1979, the Company entered into a 30-year contract (the "Navy Contract") with the United States Department of the Navy ("the Navy") to explore for, develop and generate electricity from geothermal resources located on approximately 5,000 acres of the Naval Air Weapons Station at China Lake, California. In 1985, the Company entered into a 30-year lease (the "BLM Lease") with the United States Bureau of Land Management ("BLM") for approximately 19,000 acres of land adjacent to the land covered by the Navy Contract. The Company formed the Coso Joint Ventures with one primary joint venture partner, Caithness Corporation ("Caithness"), to develop and construct the three facilities which comprise the Coso Project. The Coso Joint Ventures entered into contracts to supply electricity to SCE. The contracts were entered into pursuant to the provisions of PURPA, which, subject to certain conditions, requires electric utilities to purchase electricity from qualifying independent power producers.

        The three joint ventures which own the Coso Projects are (i) Coso Finance Partners, which owns the Navy I Project, (ii) Coso Energy Developers, which owns the BLM Project, and (iii) Coso Power Developers, which owns the Navy II Project. The Company holds ownership interests of approximately 46% in the Navy I Joint Venture; of approximately 48% in the BLM Joint Venture, after payout to the Company and its joint venture partner; and of 50% in the Navy II Joint Venture. The remaining portions are owned by partnerships formed by Caithness and certain investors (the "Caithness Partnerships"). In addition, the Company indirectly holds rights to certain cash flows from the Caithness Partnerships in the BLM Project, and, to a lesser extent, the Navy I Project and Navy II Project. See "The Coso Project -- Interest in Caithness Partnerships". Each of the Coso Joint Ventures is managed by a management committee which consists of two representatives from the Company and two representatives from the Caithness Partnerships. The Company also acts as the operator of each of the fields and plants, for which it receives fees from the Coso Joint Ventures.

The Coso Geothermal Resource

        The area in which the Coso Projects are located has been designated as a "Known Geothermal Resource Area" ("KGRA") by the United States Department of the Interior, Bureau of Land Management ("BLM") pursuant to the Geothermal Steam Act of 1970. Areas are designated as KGRAs when the BLM determines that a commercially viable geothermal resource is likely to exist. There are over 100 other KGRAs in the United States.

        The Coso geothermal resource is located in Inyo County, California, approximately 150 miles northeast of Los Angeles. The Coso geothermal resource is a liquid-dominated hot water resource contained within the heterogeneous fractured granitic rocks of the Coso mountains. It is believed that the heat source for the Coso geothermal resource is a molten rock or "magma" body located beneath the field at a depth of six to seven miles. Water in the system is believed to be supplied from groundwater flow from the Sierra Nevada mountains located approximately 10 miles west of the site.

        Production is obtained by drilling wells into the fracture systems, which tap into these reservoirs of hot water. As is common in this type of geothermal resource, the heterogeneous, fractured structure makes it somewhat difficult to predict the performance of new wells even when the new wells are located in relatively close proximity to existing wells. Geothermal exploration, development and operations are subject to uncertainties similar to those typically associated with oil and gas exploration and development, including dry holes and uncontrolled well flows. The success of geothermal projects ultimately depends on the heat content of the extractable fluids, the geology of the reservoir, the reservoir's actual life, and operational factors relating to the extraction of the fluids, including operating expenses, electricity price levels and capital expenditure requirements. Because of the geological complexities of geothermal reservoirs, the geographic area and sustainable output of a geothermal reservoir can only be estimated and cannot be definitively established. There is, accordingly, a risk of an unexpected decline in the capacity of geothermal wells, and a risk of a geothermal reservoir not being sufficient for sustained generation of the electrical power capacity desired.

        Average production of a typical new geothermal production well is expected by the Coso Joint Ventures to decline 35% to 45% in the first year, 15% to 25% in the second year, 5% to 15% in the third year and 5% or less each year thereafter, due to mechanical deterioration of the well bore, well bore scaling, a decline in well pressure due to the withdrawal of geothermal fluids, and other chemical and physical factors. The Coso Joint Ventures have adopted a program of geothermal well replacement which is intended to compensate for production decreases.

        Production available at the wellhead for the Navy I Project, the BLM Project and the Navy II Project presently is in excess of the steam necessary for power production at full capacity for each plant. Under the loans financing the power plants, each Joint Venture is required to meet a steam covenant as of May 1st of each year which requires geothermal reserves of 125% of the resource required to operate each plant at full capacity.

        Management of the Company believes, based on geological and engineering surveys and analysis of wells drilled, that the Coso Projects' geothermal resource is sufficient to supply steam to the Coso Projects of adequate temperature and in sufficient quantities for the respective terms of the SO4 Agreements. Because of the uncertainties related to developing, exploring and operating geothermal resources and the limited history of extracting the geothermal resource at the sites of the Navy I Project, the BLM Project and the Navy II Project, there is no assurance that the geothermal reservoir will continue to supply steam to the Coso Project at current levels for the remaining terms of the SO4 Agreements.

        The Company believes that the facilities producing electricity at the Coso Project emit significantly less emissions than electricity production facilities using combustible materials as an energy source. The geothermal fluids contain certain noncondensable gases, such as hydrogen sulfide ("H2S"), carbon dioxide ("C02"), hydrogen, nitrogen, ammonia, methane, and argon, as well as traces of arsenic (a metal which remains dissolved in the brine after separation). Certain of the Coso Joint Ventures hold permits to operate the turbine-generator units which require that the release of certain noncondensable gases be below specified levels. The Coso Joint Ventures have, from time to time, exceeded such levels, particularly with respect to the BLM Project. As a result, new H2S emissions control systems were installed at the BLM Project in 1992. H2S emissions control systems are also now under contract to be installed at the Navy I Project and the Navy II
Project in 1994. Operating permits and California state laws require that arsenic levels may not exceed specified levels so as not to endanger worker health and safety. Arsenic comes into contact with the interior of the pipes and turbine systems and may be released into sumps during well tests. Failure to construct and operate the Coso Projects within the applicable regulatory limits may result in the applicable regulatory agencies levying fines on the Coso Joint Ventures or curtailing operation of the Coso
Projects until compliance with the regulatory limits is achieved.

        The Coso area is subject to frequent low-level seismic disturbances, and more serious seismic disturbances are possible. The Coso Project's wells and turbine generator units have been designed and built to withstand relatively significant seismic disturbances, but there can be no assurance that they will withstand any particular disturbance. See "Insurance".

The Coso Facilities

        The physical facilities used for geothermal energy production are substantially the same at the Navy I Project, the BLM Project and the Navy II Project.

        The geothermal fluids produced at the wellhead consist of a mixture of hot water and steam. The mixture flows from the wellhead through a gathering system of insulated steel pipelines to high pressure separation vessels called separators. There, steam is separated from the water and is sent to a demister in the power plant, where any remaining water droplets are removed. This produces a stream of dry steam, which passes through the high pressure inlet of a turbine generator, producing electricity. The hot water previously separated from the steam at the high pressure separators is piped to low pressure separators, where low pressure steam is separated from the water and sent to the low pressure inlet of a turbine generator. The hot water remaining after low pressure steam separation is injected back into the Coso geothermal resource.

        Steam exhausted from the steam turbine is passed to a surface condenser consisting of an array of tubes through which cold water circulates. Moisture in the steam leaving the turbine generators condenses on the tubes and, after being cooled further in a cooling tower, is used to provide cold circulating water make up for the condenser.

        At the Navy I Project and the Navy II Project, the primary atmospheric emission control system consists of the surface condenser, noncondensable gas removal equipment, a gas compressor unit and the injection wells. The noncondensable gas, which consists primarily of CO2 with a small percentage of H2S, is compressed, mixed with the hot water exiting the low pressure separator and reinjected into the geothermal reservoir. The BLM Project has the same injection facilities. The Coso Joint Ventures believe that certain residual, noncondensable gases, primarily CO2 and a small percentage of H2S which were originally being returned to the geothermal reservoir through the injection wells at the respective Coso Projects were recycling into the production wells supplying the Coso Projects, which, together with related equipment problems, increased H2S emissions and reduced the ability to use the energy content of the extracted geothermal fluids which in turn reduced the overall electrical generating capacity for the
Coso Project.   Therefore, in addition to the injection wells, a
Dow SulFerox H2S abatement system was installed at the BLM Project and new LO-CAT II H2S abatement systems are under contract to be installed at the Navy I Project and Navy II Project in 1994, as described below.

        All of the Coso Projects are designed to operate 24 hours a day every day of the year. Currently, each year three of the nine turbine generators are shut down for approximately two weeks for regular inspection, maintenance and repair. The Company attempts to schedule these shut-downs during off-peak periods. Weekend outages are scheduled twice a year for all nine units.
The Navy I Project. The geothermal resource for the Navy I Project currently is produced from approximately 32 wells located within a radius of approximately 3,000 feet of the Navy I Project area. The Navy I Project consists of three individual turbine generators, each with approximately 32 MW of electrical generating capacity. The Navy I Project has an aggregate gross electrical generating capacity of approximately 96 MW, and operated at an average operating capacity factor of 98.5% in 1991, 99.8% in 1992 and 111.2% in 1993, based on a capacity of 80 NMW.

        The Navy I Joint Venture recently executed agreements with ARI Technologies, Inc. for the Engineering, Procurement and
Construction of a LO-CAT II H2S abatement system and the right to use that technology. The LO-CAT II H2S abatement system is expected to be completed in 1994.

The BLM Project. The BLM Project's geothermal resource currently is produced from approximately 20 wells located within a radius of approximately 4,000 feet from either the BLM East or BLM West site. The BLM Project consists of three turbine generators. Two of these turbine generators are located at the BLM East site in a dual flash system, each with a nameplate capacity of 29 MW; and one is located at the BLM West site in a single flash system, with a nameplate capacity of 29 MW. The BLM Project has an aggregate gross electrical generating capacity of approximately 96 MW, and operated at an average operating capacity factor of 71.4% in 1991, 87.2% in 1992, and 98.1% in 1993, based on a capacity of 80 NMW.

        The BLM Joint Venture recently completed the construction of two Dow SulFerox H2S abatement systems for the BLM Project which have improved the BLM Project's operating efficiency. These H2S abatement systems were designed by Dow Chemical USA and constructed by Gilbert Industrial Corp.

The Navy II Project. The geothermal resource for the Navy II Project currently is produced from approximately 25 wells located within a radius of approximately 5,000 feet of the Navy II Project area. The Navy II Project consists of three individual turbine generators, each with approximately 32 MW of electrical generating capacity. The Navy II Project has an aggregate gross electrical capacity of approximately 96 MW, and operated at an average operating capacity factor of 99.9% in 1991, 98.1% in 1992, and 102.6% in 1993, based on a capacity of 80 NMW.

        The Navy II Joint Venture recently executed agreements with ARI Technologies, Inc. for the Engineering, Procurement and
Construction of a LO-CAT II H2S abatement system and the right to use that technology. The LO-CAT II H2S abatement system is expected to be completed in 1994.

Power Transmission Lines. The electricity generated by the Navy I Project is transmitted over a 28.8 mile 115 kilovolt ("kV") transmission line to the SCE substation at Inyokern, California. This transmission line is owned and operated by the Navy I Joint Venture. The electricity produced by the BLM Project and the Navy II Project is transmitted on a 230 Kv power line connected to the SCE substation at Kramer Junction, California (the "Transmission Line"). Coso Transmission Line Partners, a California general partnership ("CTLP"), holds title to the Transmission Line and related facilities, which are used by both the BLM Joint Venture and the Navy II Joint Venture. The BLM Joint Venture and the Navy II Joint Venture are the general partners of CTLP. CTLP charges the BLM Joint Venture and the Navy II Joint Venture for its costs, allocated in accordance with the proportion of the transmission capability of the Transmission Line dedicated for each Project's use. Pursuant to a Transmission Line Operation and Maintenance Agreement dated as of July 28, 1989 between CTLP and the Company, the Transmission Line is operated by the Company on behalf of CTLP for an annual fee.

Management of the Coso Joint Ventures

        The managing partner of the Navy I Joint Venture is China Lake Operating Company ("CLOC"), the managing partner of the BLM Joint Venture is Coso Hotsprings Intermountain Power, Inc. ("CHIP"), and the managing partner of the Navy II Joint Venture is Coso
Technology Corporation ("CTC"). CLOC, CHIP and CTC are wholly-owned subsidiaries of the Company. Each managing partner is responsible for the conduct of the business of its Joint Venture, and each has subcontracted with the Company to operate and maintain its respective plant and geothermal field pursuant to operation and maintenance agreements as described below. As such, the managing partners have control over the day-to-day businesses of the Coso
Joint Ventures, including budgeting and development of the Coso Projects, subject to the oversight of the Management Committee. No managing partner may be removed without the consent of the Company.


        The business operations of each Coso Joint Venture are overseen by a management committee (each a "Management Committee"). In each case the Management Committee consists of two delegates appointed by the managing partner and two delegates appointed by the Caithness Partnerships. Pursuant to the partnership agreement of each of the Coso Joint Ventures, each Management Committee holds meetings on a quarterly basis and on such other dates as shall be called by any of the partners. Action of the Management Committee may be taken by majority vote of a quorum of at least three delegates present at a meeting, or by written consent or confirmed telephonic vote of at least three delegates.

        The Management Committee of each of the Coso Joint Ventures must consent to certain investment and business decisions of the managing partners, including, without limitation, certain decisions regarding contracts, engagement of outside consultants, termination of the Coso Joint Ventures and approval of budgets. For the purposes of the Coso Project Loans, if the annual budget proposed by the managing partner is not approved by the Management Committee in a timely fashion, the managing partner is required to retain an independent engineering firm to review the proposed budget. If this proposed budget is approved by the independent engineering firm as reasonably designed to operate and maintain a facility of this type and to maximize revenues and net income, the budget as proposed by the managing partner is deemed to be approved. Otherwise, any controversies or claims arising out of the partnership agreements of the Coso Joint Ventures are to be settled by binding arbitration.

Plant Operation and Maintenance Agreements. By a separate Plant Operations and Maintenance Agreement ("Plant O&M Agreement") for each Coso Joint Venture, dated July 15, 1988, in the case of the Navy I Project, August 3, 1988, in the case of the BLM Project, and December 30, 1988, in the case of the Navy II Project, the Company has agreed to perform on behalf of CLOC, CHIP and CTC the operation and maintenance services for the Coso Projects.

        In each case, the Company's performance of these services will be in accordance with an annual operating budget for each Coso Project. Pursuant to each Plant O&M Agreement, the Company's general duties include hiring and training of personnel, testing and operation of the three turbine generators for each Coso
Project, providing inventories of tools and spare parts, upkeep of the Transmission Line, furnishing reports required by SCE, the BLM, the Navy or other governmental authorities, and protecting and enforcing all warranty rights and claims related to each Coso
Project. Each Coso Joint Venture is a third-party beneficiary of its respective Plant O&M Agreement.

        CLOC, CHIP and CTC compensate the Company for its services rendered under each Plant O&M Agreement, including reimbursement for all of the Company's direct costs incurred in operating each Coso Project, and the operator fees approved by the Coso Joint Ventures' respective Management Committee. CLOC, CHIP and CTC have the right to suspend all services performed by the Company under the respective Plant O&M Agreements under certain circumstances, including the inability of the Coso Projects or the Transmission Line to operate for any reason, SCE's refusal or inability to accept power generated by a Coso Project, or Navy or BLM activities or restrictions which prohibit economic operation of the Navy I Project, the BLM Project or the Navy II Project. In the event of such suspension, CLOC, CHIP and CTC are relieved of their respective obligations to compensate the Company after 30 days, after compensating the Company for costs associated with winding down or resumption of operations.

        Each Plant O&M Agreement between CLOC, CHIP or CTC and the Company may be terminated by the Company upon six months' notice. Otherwise each Plant O&M Agreement may be terminated in the event of an uncured default by either party and shall be terminated upon the termination by SCE of the applicable SO4 Agreement upon the occurrence of an uncured default thereunder. Under the current financing arrangements for the Coso Project, the Plant O&M Agreements have a term equal to the longest maturity of the notes issued by Coso Funding Corporation and may not be terminated by a Coso Joint Venture without the consent of the trustee under the indenture for such notes, and any material amendments or modifications must be approved by the trustee and an independent engineering firm.

Field Operation and Maintenance Agreements. The arrangements for the operation and maintenance of the Navy I, the BLM and the Navy II geothermal resources are substantially the same as those for the Navy I, the BLM, and the Navy II plants and facilities, as set forth above. The obligations of the Company, pursuant to the three Field Operations and Maintenance Agreements, dated July 15, 1988 for the Navy I Project, August 8, 1988 for the BLM Project, and December 30, 1988 for the Navy II Project (each a "Field O&M Agreement"), include performing all testing, permitting and record keeping services required by the Navy I Joint Venture, the BLM Joint Venture and the Navy II Joint Venture, the BLM, the Navy or other government authorities, proper operation and maintenance of the steam gathering, delivery and injection systems, maintenance of a qualified staff, and contracting with drilling companies for repair and replacement of wells. The compensation, suspension, emergency procedure, third-party beneficiary and termination provisions of each Field O&M Agreement are substantially the same as the corresponding provisions in the Plant O&M Agreements, as set forth above.

Coso Royalty and Other Revenue Sharing Agreements

        The receipt of revenues from the Navy I Project, the BLM
Project and the Navy II Project are subject to the following royalty and other revenue sharing arrangements:

The Navy Contract. In December 1979, the Company entered into the 30-year Navy Contract with the Government of the United States, acting through the Navy, which granted to the Company exclusive rights to explore, develop and use the geothermal resource located within the Naval Air Weapons Station near China Lake, California, in the Coso KGRA (the "Navy Contract"). The term of the Navy Contract may be extended for an additional 10 years at the option of the Navy.

        The Navy Contract has been modified on several occasions to provide for, among other things, assignment of all of the Company's rights with respect to the Navy I Project and the Navy II Project to the Navy I Joint Venture and the Navy II Joint Venture, respectively. In accordance with the terms of the financing arrangements for the Coso Project, the Navy I and Navy II Joint Venture's rights and interests pursuant to the Navy Contract have been assigned as security for the notes issued by Coso Funding Corporation in connection with the refinancing of existing bank debt of the Coso Project.

Navy I Project. Under the terms of the Navy Contract, as a royalty for Unit 1 of the Navy I Project, the Navy I Joint Venture is obligated to pay for electricity supplied by SCE to the Navy. This obligation amounted to $9,620,900 in 1993 for 112 million kWh of electricity. The Navy is obligated to reimburse the Navy I Joint Venture for the electricity used, at a formula price specified in the Navy Contract. For 1993, the reimbursement to the Navy I Joint Venture equaled approximately 71% of the SCE price paid by the Coso Joint Venture. The percentage reimbursement from the Navy is escalated semi-annually, not to exceed 95% of the SCE price, in accordance with a weighted index based on the Consumer Price Index and price indices for the oil industry, the electric power plant industry and the construction industry.

        In addition, the Navy I Joint Venture is obligated to pay the Navy the sum of $25.0 million in respect of Unit 1 of the Navy I Project on December 31, 2009, which is the expiration date of the initial term of the Navy Contract. This payment will be made from a sinking fund, to which the Navy I Joint Venture has been making payments since 1987. Payments to the sinking fund are to be made at an annual rate of $600,000. As of December 31, 1993, approximately $2.7 million was on deposit in this sinking fund, representing both sinking fund payments and accrued interest.

        For Units 2 and 3 at the Navy I Project, the Navy I Joint
Venture's royalty expenses are a fixed percentage of its electricity sales. The royalty expense per Kwh remained constant at 10.0% through 1993 and will escalate over the life of the Navy
Contract in accordance with the following schedule:

                 1994-1998. . . . . . . . . . . . . . . . . . . . . . 10.0%
                 1999-2003. . . . . . . . . . . . . . . . . . . . . . 15.0%
                 2004-2009. . . . . . . . . . . . . . . . . . . . . . 20.0%

Navy II Project. The Navy II Joint Venture's royalty expenses are a fixed percentage of its electricity sales. The royalty expense per Kwh remained constant at 4.0% through 1993 and will escalate over the life of the Navy Contract in accordance with the following schedule:

                 1994 . . . . . . . . . . . . . . . . . . . . . . . . .4.0%
                 1995-1999. . . . . . . . . . . . . . . . . . . . . . 10.0%
                 2000-2004. . . . . . . . . . . . . . . . . . . . . . 18.0%
                 2005-2010. . . . . . . . . . . . . . . . . . . . . . 20.0%

        The Navy II Joint Venture is also obligated to pay any shortfalls in the obligation of the Navy I Joint Venture to make annual sinking fund payments of $600,000 in respect of the Navy I Joint Venture's obligation in respect of Unit I of the Navy I Project to pay the Navy the sum of $25.0 million on December 31, 2009.

        Termination. The Navy has the right to terminate the Navy Contract at any time by giving the Navy I Joint Venture or the Navy II Joint Venture, or both, as applicable, six months prior written notice for "reasons of national security, national defense preparedness, national emergency, or for any reasons the Contracting Officer shall determine that such termination is in the best interest of the U.S. Government."

        In the event of such termination, the United States Government is required to pay the Navy I Joint Venture, or the Navy II Joint Venture, or both, as applicable, for its unamortized exploratory investment and for its investment in installed power plant facilities, up to a maximum based on the nameplate capacity of the turbine generators. With respect to each of the Navy I and Navy II Joint Ventures, for the first aggregate 25 MW, the maximum is $2.7 million per MW, and for the next 25 MW (i.e. up to 50 MW), the maximum payment is $2.5 million per MW. For 50-75 MW the maximum payment is $1.4 million per MW for the Navy I Joint Venture and $2.3 million per MW for the Navy II Joint Venture. For a total nameplate capacity of 75 MW for either the Navy I Project or the Navy II Project, the total maximum payment for termination compensation would be $165.0 million for the Navy I Joint Venture, and $187.5 million for the Navy II Joint Venture. The total aggregate termination compensation for both the Navy I and Navy II Joint Venture could therefore not exceed $352.5 million. There is no provision in the contract to compensate either the Navy I or the Navy II Joint Venture for the loss of anticipated profits resulting from such termination.

The BLM Lease. On April 29, 1985 the Company and the BLM entered into an "Offer to Lease and Lease for Geothermal Resources," #CA11402 effective as of May 1, 1985 (the "BLM Lease"), pursuant to which the Company acquired a leasehold interest in approximately 2,500 acres of land, including rights to explore, develop and use the geothermal resource thereon. All of the Company's rights pursuant to the BLM Lease have been assigned to the BLM Joint Venture. The BLM Lease was recorded on May 9, 1988 as Instrument No. 88-2092 of the Official Records of Inyo County.

        The primary term of the BLM Lease is 10 years, however, the term extends automatically "for so long thereafter as geothermal steam is produced to be utilized in commercial quantities but shall in no event continue for more than forty years after the end of the primary term." Such an automatic extension due to the continuation of production is termed being "held by production." The BLM Joint Venture also enjoys a preferential right of renewal of the BLM Lease for a second forty-year term if the BLM Lease is held by production at the termination of the forty-year automatic extension. If the initial 10-year term expired at the present time, the BLM Lease would be deemed to be "held by production," entitling the BLM Joint Venture to an automatic extension.

        Royalties to the BLM are 10% of the amount of value of steam produced, 5.0% of any by-products and 5.0% of commercially demineralized water. These rates are fixed for the life of the BLM Lease. Since increased steam production is required to increase revenues, the royalties based on the value of the steam typically increase with the revenues. Under the method which has been agreed to for valuing the steam utilized by the BLM Project, the 10% royalty translates to an approximate royalty rate of 5.1% on revenues from electricity sales. The BLM Project does not currently produce demineralized water, but the sulphur and carbon dioxide by-products of the Dow SulFerox H2S abatement system are subject to the BLM royalty schedule. The BLM has the right to establish minimum production levels after notice and an opportunity to be heard, and the right to reduce the above royalties if necessary to encourage the greater recovery of leased resources, or as otherwise justified.

        In addition to the royalties mentioned above, the BLM Joint Venture is also obligated to pay a royalty to Coso Land Company ("CLC"), an affiliate of the BLM Joint Venture (the "CLC Royalty"). The CLC Royalty is equal to 5.0% of the value of the steam utilized by the BLM Project, but is subordinated to all other royalties, all debt service of the BLM Joint Venture and all operating costs of the BLM Project. The royalty may not be transferred without consent and is unsecured.

        Pursuant to the BLM Lease, the BLM Joint Venture must comply with certain "Navy Constraints on Naval Weapon Center Lands." These constraints include, among other things, certain security measures and restrictions of access, the Navy's right to suspend operations if an imminent threat to the environment is present, permitting requirements, information and data exchange, and the Navy's right of inspection. In addition, BLM leases can be terminated by operation of law, as follows: (i) at the anniversary date, for failure to pay the full amount of the annual rental by such date, and (ii) at the end of the primary term, if there is no production in commercial quantities, there is no producing well, or actual drilling operations are not being diligently prosecuted.

Other Revenue Sharing Arrangements. The Company has outstanding Senior Notes (the "Senior Notes"). The Senior Notes bear interest at the rate of 12% per annum, plus 10% of the Company's share of the net cash flow from the Coso Project through December 31, 1994.

SO4 Power Sales Agreements

        The Navy I Joint Venture, the BLM Joint Venture and the Navy II Joint Venture have acquired SO4 Agreements which were originally executed by SCE and the China Lake Joint Venture ("CLJV"), and by SCE and Coso Geothermal Company ("CGC"), each of which are California general partnerships between the Company, Caithness and others. Under the terms of the SO4 Agreements, the Navy I Joint Venture, the BLM Joint Venture and the Navy II Joint Venture have agreed to sell and SCE has agreed to purchase the net electrical output of the Navy I, the BLM and the Navy II Projects. The SO4 Agreements require that each Coso Project maintain its status as a qualifying facility under PURPA throughout its respective contract term.

        Pursuant to the SO4 Agreements, SCE must purchase all of the net electrical output of the Navy I Project until August 2011, of the BLM Project until March 2019 and of the Navy II Project until January 2010. In each case, SCE must pay the Navy I Joint Venture, the BLM Joint Venture and the Navy II Joint Venture capacity payments, capacity bonus payments and energy payments in accordance with each Coso Project's output.

Capacity Payments. A Coso Project qualifies for an annual capacity payment by meeting specified performance requirements on a monthly basis during an approximately four-month long peak period, which currently runs during the months of June through September of each year. The basic performance requirement is that the Coso Project deliver an average kWh output during specified on-peak hours of each month in the peak period at a rate equal to at least an 80% Contract Capacity Factor. The "Contract Capacity Factor" equals
(1) a plant's actual electricity output, measured in kWhs, during the hours of measurement, divided by (2) the product obtained by multiplying the plant's "Contract Capacity," as stated in the SO4 Agreement applicable to such plant, by the number of hours in the measurement period. If a Project maintains the required 80% Contract Capacity Factor during the applicable periods, the annual capacity payment will be equal to the product of the capacity payment per kWh stated in its SO4 Agreement and the Contract Capacity.

        The Navy I Project has a Contract Capacity of 75 MW, and a capacity payment per kW year of $161.20, for an annual maximum capacity payment of $12,090,000. The BLM Project and the Navy II Project each have a Contract Capacity of 67.5 MW, and capacity payments per kW year of $175.00 and $176.00, respectively, yielding annual maximum capacity payments of $11,812,500 and $11,880,000, respectively. Although capacity prices per kWh remain constant throughout the life of each SO4 Agreement, capacity payments are disbursed by SCE on a monthly basis in accordance with a tariff schedule filed with the CPUC. Payments are made unevenly throughout the year, and are weighted toward the on-peak periods; currently, approximately 84% of the capacity payments received by the Coso Joint Ventures from SCE are paid in respect of peak months, and 16% in respect of non-peak months. As of the end of the 1992 peak season, each of the Coso Projects earned, for the first time, the maximum capacity and bonus payments available under its respective SO4 Agreement for the peak months. In 1993 each of the Coso Projects also earned the maximum capacity and bonus payments available under its respective SO4 Agreement for the peak and non-peak months.

Capacity Bonus Payments. Each Coso Joint Venture is entitled to receive capacity bonus payments during both on-peak and non-peak months by operating at a Contract Capacity Factor of between 85% and 100% during on-peak hours of each month. A plant qualifies for capacity bonus payments in respect of peak months provided that the plant operates at least at an 85% Contract Capacity Factor during the on-peak hours of the month, and qualifies in respect of non-peak months if performance requirements for on-peak months have been satisfied and the plant also operates at a Contract Capacity Factor of at least 85% during mid-peak hours of the non-peak month.


        Capacity bonus payments for each month increase with the level of kWhs delivered between the 85% and 100% Contract Capacity Factor levels during the month. The annual capacity bonus payment for each month is equal to a percentage based on the plant's on-peak Contract Capacity Factor (which percentage may not exceed 18% of one-twelfth of the annual capacity payment).

Energy Payments. In addition to capacity and bonus payments, SCE must make monthly energy payments to each Coso Joint Venture in accordance with kWh of energy delivered by each Coso Project. The energy price component for electricity delivered to SCE is subject to different pricing mechanisms during the first 10 years of each SO4 Agreement than are applicable during the remaining term of each agreement. During the first 10 years following the commencement of firm power delivery, the energy price per kWh varies between so-called on-peak and non-peak periods, but the time weighted average of these prices equals a fixed price per kWh specified in the SO4 Agreements. The stated fixed price in the SO4 Agreements escalates at an average annual rate of approximately 7.7% per year for the remainder of the initial 10-year period under the SO4 Agreement for the Navy I Project, 6.4% per year for the BLM Project and the Navy II Project. This period ends in August 1997 for the Navy I Joint Venture, March 1999 for the BLM Joint Venture and January 2000 for the Navy II Joint Venture. The fixed average energy prices per kWh which will remain in effect through the year 1998 and which management of the Coso Joint Ventures believes will be the minimum amounts payable in 1999 and 2000 are as follows:

                                                            Annual %
           Year             Price/kWh                       Increase

           1993               10.1 cents
           1994               10.9 cents                        7.9%
           1995               11.8 cents                        8.3%
           1996               12.6 cents                        6.8%
           1997               13.6 cents                        7.9%
           1998               14.6 cents                        7.4%
           1999               14.6 cents                        0.0%
           2000               14.6 cents                        0.0%

        After the initial 10-year period under each SO4 Agreement expires, the energy price paid for electricity delivered under the agreement will be based upon SCE's short-run avoided cost (as determined and published from time to time by the CPUC) which at present is substantially lower than the current energy payments under the SO4 Agreement. The short-run avoided cost is the product of its Incremental Energy Rate ("IER") (system efficiency) and its avoided fuel rate, plus various additions that have been adopted by the CPUC. The IER and the additions are determined yearly in the purchasing utility's Energy Cost Adjustment Clause proceeding before the CPUC. The purchasing utility's avoided fuel and the corresponding fuel rate are determined monthly by the CPUC. For the majority of months, the utility's avoided fuel has historically been gas, although in some winter months the avoided fuel has been oil. When the avoided fuel is gas, the electric utility's fuel rate is based on the utility's forecast of its average cost of gas. When the avoided fuel is oil, the utility's fuel rate is based on the utility's actual average cost of the most recent period's oil purchase. Consequently, after the initial 10-year period, energy payments under the SO4 Agreements will fluctuate based on average fuel costs in the California energy market.

        The Company cannot predict the likely level of avoided cost energy prices at the expiration of the fixed price period.
Although from time to time, various third parties attempt to forecast SCE's future avoided costs, the Company believes that all forecasts of avoided costs are inherently speculative in nature because SCE's actual avoided costs will be dependent upon, among other factors, SCE's future fuel costs, system operation characteristics and regulatory action.


Non-Recourse Coso Project Financing

        In December 1992, the Coso Joint Ventures refinanced the existing bank debt on the Coso Projects with the proceeds of the sale of approximately $560 million in non-recourse senior secured notes (the "Notes") in a private placement pursuant to Rule 144A under the Securities Act of 1933. The Notes were issued by Coso Funding Corp. ("Coso Funding"), a corporation owned by the Coso Joint Ventures and formed exclusively for the purpose of issuing the Notes. Coso Funding has lent the Coso Joint Ventures substantially all of the net proceeds of the sale of the Notes in loans known as the "Project Loans".

The Notes were issued in the following amounts, fixed interest rates and maturities:

Amount                            Rate                      Maturity

$ 12,904,000                      4.94%                     December 31, 1992
$ 17,506,000                      5.35%                     June 30, 1993
$ 17,506,000                      5.72%                     December 31, 1993
$ 28,823,000                      6.50%                     June 30, 1994
$ 28,823,000                      6.87%                     December 31, 1994
$ 33,552,000                      7.22%                     June 30, 1995
$ 33,552,000                      7.41%                     December 31, 1995
$167,992,000                      7.99%                     December 31, 1997
$144,504,000                      8.53%                     December 31, 1999
$ 75,083,000                      8.87%                     December 31, 2001

        Mandatory semi-annual principal repayments are required with respect to Notes due 1997, 1999 and 2001 beginning on June 30, 1996, 1998 and 2000, respectively. At the time of their issuance, the Notes were rated "BBB-" by Standard & Poor's Corporation,
"Baa3" by Moodys Investor's Service Inc., and "BBB" by Duff &
Phelps Credit Rating Co., all investment grade ratings.

        The obligations of each Coso Joint Venture under the Project Loans are non-recourse obligations. Coso Funding may look solely to each Coso Joint Venture's pledged assets for satisfaction of such Coso Joint Venture's Project Loan. In addition, the Project Loans are cross-collateralized by certain support loans ("Support Loans") only to the extent of the other Coso Joint Ventures' available cash flow and, under certain circumstances, the debt service reserve funds, and not as to other assets. The Company is not liable for the repayment of the Notes or the Project Loans. Reference is made to the indenture relating to the Notes (the
"Notes Indenture") for a detailed description of the refinancing terms, including the definition of certain terms used herein.

Security. The Notes are secured by an assignment of Coso Funding's interest in the Project Loans of the Coso Joint Ventures and a security interest in all collateral thereunder, as well as by each Coso Joint Venture's agreement to make payments under certain circumstances in respect of the other Coso Joint Ventures' Project Loans, and each Coso Joint Venture's commitment to advance Support Loans to the other Coso Joint Ventures, as described below. Security for payment of each Coso Joint Venture's Project Loan includes: (1) an assignment of all such Coso Joint Venture's revenues which will be applied against the payment of obligations of each Coso Joint Venture, including its Project Loan, in accordance with priorities of payment described below; (2) a mortgage on the geothermal property interests of each Coso Joint Venture and the respective Coso Project; (3) a collateral assignment of certain material contracts; (4) a pledge of the partnership interests in the Coso Joint Ventures; (5) a pledge of the stock of all Corporate general partner entities for each Coso Joint Venture; (6) a debt service reserve fund; (7) a contingency fund; (8) a pledge of such Coso Joint Venture's capital stock of Coso Funding; (9) a pledge of such Coso Joint Venture's partnership interest in CTLP, if any; and (10) any other funds of such Coso Joint Venture on deposit under the Notes Indenture. The assets described in clauses (1) through (10) and any other assets securing a Coso Joint Venture's Project Loan at any time are collectively referred to herein as the "Collateral." Each Coso Joint Venture's assets secures only its own Project Loan, and is not cross-collateralized with the assets pledged under the other Coso Joint Ventures' Project Loans. However, each Coso Joint Venture is obligated, to the extent of available cash flow, and under certain conditions, its debt service reserve fund balance, to make Support Loans to the other Coso Joint Ventures.

Priority of Payments. Each Coso Joint Venture's revenues are applied in the following order of priority: (a) royalties due to the Navy or the BLM; (b) operating and maintenance expenses; (c) capital expenditures; (d) repayment of working capital lines of credit of up to $10.0 million; (e) principal and interest payments on such Coso Joint Venture's Project Loan; (f) Support Loans to the other Coso Joint Ventures or payments under Project Loan pledge agreements to maintain an operating capital balance of $1.0 million and in respect of principal and interest due under the other Coso Joint Ventures' Project Loans (to the extent described below under "--Support Loans and Project Loan Pledge Agreements"); (g) replenishment of any shortfall in such Coso Joint Venture's own debt service reserve fund; (h) Support Loans to replenish shortfalls in the other Coso Joint Ventures' debt service reserve funds; (i) payments in connection with permitted interest rate swap arrangements; (j) repayment of any outstanding Support Loans; (k) subordinated royalty payments due to affiliates; (l) other subordinated obligations, including existing subordinated debt due to affiliates; and (m) distributions to partners.

Conditions to Cash Distributions From the Coso Joint Ventures. The terms of the financing restrict the ability of the Coso Joint Ventures to distribute cash to their partners. In order to distribute cash, (i) no event of default may exist under the Project Loans or the Notes, and no notice of such an impending event of default may have been received from the trustee under the Notes Indenture, (ii) certain financial ratios must be met, and
(iii) certain thresholds must be met regarding the availability of an adequate geothermal resource for each of the Coso Projects and for the Coso Project as a whole, as described in the Notes Indenture. In addition, the consent of the Management Committee of each of the Coso Joint Ventures is required for cash distributions. See "The Coso Project -- Management of the Coso Joint Ventures".

Required Geothermal Percentage. The terms of the financing require that an independent geothermal engineer prepare a report annually on the geothermal resource available at the Coso Project as of May 1 of each year. The resource is measured by comparing the geothermal resource available at the wellhead, or otherwise available pursuant to contract, with the resource that would be required to fuel the Coso Projects at their specified capacity levels of 80 NMW for the Navy I and Navy II Projects and 70 NMW for the BLM Project. If the geothermal resource for the Coso Project falls below a set threshold, initially 125% of the resource required to operate at full capacity, as measured on May 1 of each year, then the relevant Coso Joint Venture(s) are required to develop additional steam reserves under a plan of corrective action
approved by the independent geothermal engineer.   Depending upon
the results of such efforts, the relevant Coso Joint Venture(s) may reduce the geothermal resource threshold for permitting cash distributions by increasing cash reserves available for debt service. Cash distributions otherwise permitted will be suspended during any period when the geothermal resources threshold is not met. On May 1, 1993, the Coso Project met the required steam reserve covenants.

Debt Service Reserve and Contingency Funds. The debt service reserve funds for the Coso Joint Ventures are currently fully funded. With respect to the Navy I Joint Venture, the debt service reserve requirement requires that the Navy I debt service reserve fund be equal to at least the next semi-annual principal and interest payment on the Navy I Joint Venture's Project Loan. With respect to the BLM Joint Venture and the Navy II Joint Venture, the debt service reserve requirements will require that the debt service reserve funds of the BLM Joint Venture and the Navy II Joint Venture together be equal to at least the aggregate of the next semi-annual principal and interest payments on the Project Loans of such Coso Joint Ventures.

        In connection with the financing, contingency funds were funded from the Project Loan to the Navy I Joint Venture to the extent of approximately $14.0 million, from the Project Loan to the BLM Joint Venture to the extent of approximately $20.3 million, and from the Project Loan to the Navy II Joint Venture to the extent of approximately $34.1 million. The amount of the contingency fund for each Coso Joint Venture represented the approximate maximum amount, if any, which could theoretically be payable by such Coso Joint Venture to third parties to satisfy and discharge all liens of record and other contract claims encumbering the respective Coso Projects at the time of the sale of the Notes, including liens and contract claims which were the subject of litigation between the Coso Joint Ventures, on the one hand, and Mission Power Engineering Company ("MPE"), on the other hand, and to establish a reserve for any other contingencies. The contingency funds were established in order to obtain ratings to facilitate the offer and sale of the Notes. The litigation with MPE was settled in June 1993. As a result of the various payments and releases involved in such settlement, the Coso Joint Ventures agreed to make a net payment of $20,000,000 to MPE from the contingency fund and MPE released its mechanics' liens on the Coso Projects. After paying the settlement amount to MPE, the remaining balance of the contingency fund (approximately $49 million) was used to fully fund the Coso Projects' debt service reserve funds to the maximum of $68 million, and the remaining $24 million was retained in the contingency fund for future capital expenditures and debt service according to the Project Loans.

Support Loans and Project Loan Pledge Agreements. The Support Loans and the Project Loan pledge agreements have the effect of cross-collateralizing the Project Loans, but only to a limited extent. There is no cross-collateralization of the Coso Joint Ventures' assets.

        Subject to certain limitations and conditions, each Coso Joint Venture has agreed to advance Support Loans to each other Coso
Joint Venture, in the event that the borrowing Joint Venture's revenues are insufficient to meet scheduled semi-annual principal and interest payments. The Navy I Joint Venture's obligation to advance Support Loans is subordinate to the BLM and Navy II Joint Ventures' obligations to advance Support Loans. In addition, the debt service reserve fund of the Navy I Joint Venture will be utilized to fund a Support Loan only to the extent that the amount in the Navy I Joint Venture debt service reserve fund exceeds the amount required to defease in full the Navy I Joint Venture's share of the then outstanding Notes. If a Coso Joint Venture elects to terminate its Support Loan obligations as permitted under certain circumstances, it will remain obligated under a Project Loan pledge agreement to fund principal and interest on the Project Loans of the other Coso Joint Ventures to the extent of its available cash flow and, to a limited extent, its debt service reserve fund.

Interest in Caithness Partnerships

        In connection with the refinancing of the Coso Projects, the Company contributed approximately $9.8 million to CEGC-Mojave Partnership ("CEGC-Mojave"), a recently formed partnership which used the proceeds to acquire a limited partnership interest in Caithness CEA Geothermal L.P. ("CCG"), a partnership which is, in turn, a limited partner in Caithness Coso Holdings, L.P., the Caithness Partnership which is a partner in the BLM Project. In addition, certain cash flows of four Caithness affiliates have been pledged to CEGC-Mojave which relate in part to cash received as a result of distributions from the Navy I, BLM and Navy II Projects. Under the terms of the CEGC-Mojave partnership agreement, with certain exceptions, up to 25% of the cash flows related to the Caithness affiliates will be distributed to such affiliates, and the remainder, including all of the cash flows related to the interest in CCG, will be distributed to the Company until the Company receives a return of its initial investment plus a 17% annual rate of return, at which time all distributions revert to the Caithness affiliates.

Coso Joint Venture Notes due to the Company

        In connection with the refinancing of the Coso Project, the Coso Joint Ventures prepaid a portion of certain notes to the Company in respect of prior advances made by the Company to the Coso Project, and amended certain outstanding notes owing to the Company. As a result the BLM Joint Venture and Navy II Joint Venture have notes due to the Company in the aggregate amount of principal and accrued interest of $21,557,996 due March 19, 2002 which bear interest at 12 1/2% annually. The notes are subordinated to the senior Project Loans on the Coso projects and interest is not paid currently, but accrues on a pay in kind basis until final maturity.


         OTHER DOMESTIC PROJECTS AND DEVELOPMENT OPPORTUNITIES

Desert Peak

        The Company is the owner and operator of a 10 MW geothermal plant at Desert Peak, Nevada that is currently selling electricity to Sierra Pacific Power Company under a power sales contract that expires December 31, 1995 and that may be extended on a year-to-year basis as agreed by the parties. The price for electricity under this contract is 6.3 cents per kWh, comprising an energy payment of 1.8 cents per kWh (which is adjustable pursuant to an inflation-based index) and a capacity payment of 4.5 cents per kWh. The Company is currently negotiating the terms of an extension to this contract.

Roosevelt Hot Springs

        The Company operates and owns an approximately 70% interest in a 25 MW geothermal steam field which supplies geothermal steam to a power plant owned by Utah Power & Light Company ("UP&L") located on the Roosevelt Hot Springs property under a 30-year steam sales contract. The Company obtained approximately $20.3 million of the cash portion of the purchase price for the properties under a pre-sale agreement with UP&L whereby UP&L paid in advance the entire purchase price for the Company's proportionate share of the steam produced by the steam field. The Company must make certain penalty payments to UP&L if the steam produced does not meet quantity and quality requirements.

Yuma

        During 1992 the Company acquired a development stage 50 MW natural gas fired cogeneration project in Yuma, Arizona. The Yuma Project is designed to be a qualified facility under PURPA and to provide 50 NMW of electricity to SDG&E over an existing 30 year power purchase contract. The electricity is to be sold at SDG&E's avoided cost. The power will be wheeled to SDG&E over transmission lines constructed and owned by Arizona Public Service Company ("APS"). An Agreement for Interconnection and a Firm Transmission Service Agreement have been executed between APS and the Yuma Project entity and have been accepted for filing by the Federal Energy Regulatory Commission ("FERC").

        The Power Sales Agreement with SDG&E requires the Yuma Project to commence reliable operations by December 31, 1994. The Company currently anticipates that construction will be completed and reliable operations will commence by mid-1994. The project entity has executed steam sales contracts with an adjacent industrial entity to act as its thermal host in order to maintain its status as a qualified facility, which is a requirement of its SDG&E contract. Since the industrial entity has the right under its contract to terminate the agreement upon one year's notice if a change in its technology eliminates its need for steam, and in any case to terminate the agreement at any time upon three years notice, there can be no assurance that the Yuma Project will maintain its status as a qualified facility. However, if the industrial entity terminates the agreement, the Company anticipates that it will be able to locate an alternative thermal host in order to maintain its status as a qualified facility or build a greenhouse at the site for which the Company believes it would obtain qualified facility status. A natural gas supply and transportation agreement has been executed with Southwest Gas Corporation.

        The Yuma Project is being constructed pursuant to a fixed price turnkey contract with Raytheon Engineers & Constructors for approximately $43 million, of which the Company has to date funded approximately $39 million from internal sources. The Company currently intends to fund the balance from internal sources as construction expenditures are incurred.

Newberry

        Under a Bonneville Power Administration ("BPA") geothermal pilot program, the Company is developing a 30 NMW geothermal project at Newberry, Oregon (the "Newberry Project"). Pursuant to a Memorandum of Understanding executed in January 1993, the Company has agreed to sell 20 NMW of Power to BPA and 10 NMW to Eugene Water and Electric Board ("EWEB") from the Newberry Project. In addition, BPA has an option to purchase up to an additional 100 MW of production from the project under certain circumstances. In a public-private development effort, the Company is responsible for development, permitting, financing, construction and operation of the project (which will be 100% owned by the Company), while EWEB will cooperate in the development efforts by providing assistance with government and community affairs and sharing in the development costs (up to 30%). The Newberry Project is currently expected to commence commercial operation in 1997. The memorandum of understanding provides that under certain circumstances the contracts may be utilized at an alternative location.

        A draft environmental impact study with respect to the Newberry Project was completed in January 1994 and is expected to be finalized in mid-year 1994, at which time the Company expects to commence drilling of the geothermal wells and to execute the power sales contracts, subject to obtaining all governmental permits and approvals.

Glass Mountain

        In March 1993, the Company completed the acquisition of an approximate 65% interest in 26,000 acres of geothermal leaseholds at Glass Mountain in Northern California, which include three successful production wells with an existing capacity of between 15 to 30 MW. The Company believes that this acreage represents one of the finest undeveloped geothermal reservoirs in the country. The Company has attempted to negotiate the terms of a power sales contract to exploit this geothermal resource; however, no agreement exists to date.

                INTERNATIONAL GEOTHERMAL AND
               OTHER DEVELOPMENT OPPORTUNITIES

        The Company presently believes that the international independent power market holds the majority of new opportunities for financially attractive private power development in the next several years, because the demand for new generating capacity is growing more rapidly in foreign markets, especially emerging nations, than in the United States. The World Bank estimates that developing countries will need approximately 380,000 MW of new generating capacity over the next decade. The need for such rapid expansion has forced many countries to select private power development as their only practical alternative and to restructure their legislative and regulatory schemes to facilitate such development. The Company believes that this significant need for power has created strong local support for private power projects in many foreign countries and increased the availability of long-term multilateral lending agency and foreign source financing and political risk insurance for certain international private power projects, particularly those utilizing indigenous fuel sources and renewable or otherwise environmentally responsible generating facilities. The Company intends to focus its international efforts on the development, construction, ownership and operation of such projects.

        In developing its international strategy, the Company intends to pursue development opportunities in countries which it believes have an acceptable risk profile and where the Company's geothermal resource development and operating experience, project development expertise or strategic relationship with Kiewit or local partners are expected to provide it with a competitive advantage. The
Company is currently pursuing a number of electric power project opportunities in countries such as the Philippines and Indonesia, which have initiated private power programs and have extensive geothermal resources. The Company's development efforts include both so-called "green field" development, in which the Company attempts to negotiate unsolicited power sales contracts for new generation capacity or engages in competitive bids in response to government agency or utility requests for proposals for new capacity, as well as the acquisition of or participation in the joint development of projects which are under development or already operating. To better position itself to pursue international project development opportunities in the Asian market, the Company recently established an office in Singapore to oversee its activities in that region, including the Philippines and Indonesia. In pursuing international projects, the Company intends to maintain a significant equity interest in, and to operate, the projects that it develops or acquires.

        In order to compete more effectively internationally, the Company's strategy is to diversify its project portfolio, reduce its future equity commitments and leverage its capabilities in international projects by developing most international projects on a joint venture basis. To that end, the Company has recently entered into international joint venture agreements with Kiewit and Distral (firms with extensive power plant construction experience) in a effort to augment and accelerate the Company's capabilities in foreign energy markets. Joint venture activities with Distral are expected to be conducted in South America, Central America and the Caribbean and joint venture activities with Kiewit are expected to be conducted in Asia (in particular the Philippines and Indonesia) and in other regions not covered by the Distral joint venture agreement. See "- International Joint Venture Agreements."

International Joint Venture Agreements

        As part of the Company's international development strategy, the Company recently signed separate joint venture agreements with Kiewit and Distral. These joint ventures provide the Company with strategic alliances with firms possessing unique private power and construction expertise. The Company believes these strategic joint venture relationships will augment and accelerate its development capabilities in foreign energy markets and provide it with a relative competitive advantage. In addition, the Company believes that participation in these joint ventures will help the Company diversify its project risk profile, leverage its development capabilities and reduce future requirements to raise additional equity for projects. The Company also believes that it is important in foreign transactions to establish strong relationships with local partners (such as Distral in Central and South America and P.T. Himpurna and P.T. ESA (each as defined below) in Indonesia) who are knowledgeable of local cultural, political and commercial practices and who provide a visible local presence and local project representation.

Kiewit Joint Venture. On December 14, 1993, the Company signed a joint venture agreement with Kiewit affiliates (Kiewit Diversified Group Inc. and Kiewit Construction Group Inc.). Kiewit is one of the largest construction companies in North America and has been in the construction business since 1884. Kiewit is a diversified industrial company with approximately $2.0 billion in revenues in 1993 from operations in construction, mining and telecommunications. Kiewit has built a number of power plants in the United States and large infrastructure projects and industrial facilities worldwide, and owns approximately 37% beneficial interest in the Company.

        The Kiewit joint venture agreement, which has an initial term of three years, provides each party a right of first refusal to pursue jointly all "build, own and operate" or "build, own, operate and transfer" power projects identified by the other party or its affiliates outside of the United States, except in locations covered by the Distral joint venture agreement described below.
The Kiewit joint venture agreement provides that, if both parties agree to participate in a project, they will share all development costs equally, each of the Company and Kiewit will provide 50% of the equity required for financing a project developed by the joint venture and the Company will operate and manage any such project.
The agreement contemplates a joint development structure under which, on a project by project basis, the Company will be the development manager, managing partner and/or project operator, an equal equity participant with Kiewit and a preferred participant in the construction consortium, and Kiewit will be an equal equity participant and the preferred turnkey construction contractor, with the construction consortium providing customary security to project lenders (including the Company) for liquidated damages and completion guarantees. The joint venture agreement may be terminated by either party on 15 days written notice, provided that such termination cannot affect the pre-existing contractual obligations of either party.

Distral Joint Venture. On December 14, 1993, the Company entered into a joint venture agreement with Distral of the Lancaster Distral Group. Distral is a South American turnkey construction contractor and manufacturer of boilers, generators and heavy equipment, and has constructed, engineered or supplied equipment to numerous coal, gas and hydroelectric power plants located in Central and South America. The Company believes that, in addition to its extensive experience in energy-related business, Distral brings substantial knowledge of the customs and commercial practices in Central and South America, as well as knowledge of the general power markets and specific power project opportunities in such regions.

        The joint venture agreement, which has an initial term of three years, provides that the joint venture will have the right of first refusal to jointly pursue all power projects identified by the joint venture, the Company, Distral or their affiliates (other than Kiewit) in the Caribbean, South America and that part of Central America south of Mexico. The agreement provides that the Company and Distral will share all development costs equally, if both parties agree to participate in a project. The Company is required to provide at least 50% of the equity required to finance any project developed by the joint venture; provided, however, that the Company may assign up to 50% of its equity interest in any such project to Kiewit and its affiliates. The agreement contemplates a joint development structure under which the Company and Distral will jointly operate and maintain each joint venture project, with the Company responsible for overall supervision and management.
The Distral agreement may be terminated at any time by the Company or Distral, provided that such termination cannot affect the pre-existing contractual obligations of either party.

The Philippines

        The Company believes that increasing industrialization, a rising standard of living and an expanding power distribution network has significantly increased demand for electrical power in the Philippines. Currently, according to the 1993 Power Development Program of the National Power Corporation of the Philippines ("NAPOCOR"), demand for electricity exceeds supply. NAPOCOR has also reported that its ability to sustain current levels of electric production from existing facilities has been limited due to frequent breakdowns in many of its older electric generating plants and an extended drought, which has limited hydroelectric generation. As a result, the Philippines has experienced severe power outages, with Manila suffering significant daily brownouts during much of 1993. Although the occurrence of brownouts has been recently reduced, NAPOCOR has said that it still anticipates significant energy shortages in the future.

        In 1993, the Philippine Congress, pursuant to Republic Act 7648, granted President Ramos emergency powers to remedy the Philippines' energy crisis, including authority to (i) exempt power projects from public bidding requirements, (ii) increase power rates and (iii) reorganize NAPOCOR. Until 1987, NAPOCOR had a monopoly on power generation and transmission in the Philippines. In 1987, then President Aquino issued Executive Order No. 215, which grants private companies the right to develop certain power generation projects, such as those using indigenous energy sources on a "build-operate-transfer" or "build-transfer" basis. In 1990, the Philippine Congress enacted Republic Act No. 6957, which authorizes private development of priority infra-structure projects on a "build-operate-transfer" and a "build-transfer" basis. In addition, under that Act, such power projects are eligible for certain tax benefits, including exemption from Philippine national income taxes for at least six years and exemption from, or reimbursement for, customs duties and value added taxes on capital equipment to be incorporated into such projects.

        In a effort to remedy the shortfall of electricity, the Republic of the Philippines, NAPOCOR and the Philippine National Oil Company-Energy Development Company ("PNOC-EDC") are jointly soliciting bids for private power projects. The potential Philippine indigenous resources include geothermal, hydro and coal, of which geothermal power has been identified as a preferred alternative. The Philippine Government has elected to promote geothermal power development due to the domestic availability and the minimal environmental effects of geothermal power in comparison to other forms of power production. PNOC-EDC, which is responsible for developing the Philippines' domestic energy sources, has been successful in the exploration and development of geothermal resources.

        The Company has been awarded and signed power contracts with PNOC-EDC for two geothermal projects, Upper Mahiao and Mahanagdong, aggregating 300 MW. The following is a summary description of certain information concerning these and other projects as it is currently known to the Company. Since these projects are still in development, however, there can be no assurance that this information will not change over time. In addition, there can be no assurance that development efforts on any particular project, or the Company's efforts generally, will be successful.

Upper Mahiao. The Company is negotiating the final terms of the construction and term project financing for a 120 MW geothermal project to be located in the Greater Tongonan area of the island of Leyte, Republic of the Philippines (the "Upper Mahiao Project"). The Upper Mahiao Project will be built, owned and operated by CE Cebu Geothermal Power Company, Inc. ("CE Cebu"), a Philippine corporation that will be more than 95% indirectly owned by the Company. It will sell 100% of its capacity on a "take-or-pay" basis (described below) to PNOC-EDC, which will in turn sell the power to NAPOCOR for distribution to the island of Cebu, located about 40 miles west of Leyte.

        The Company estimates that Upper Mahiao will have a total project cost of approximately $226 million, including interest during construction, project contingency costs and a debt service reserve fund. A consortium of international banks is expected to provide an approximately $170 million project-financed construction loan, supported by political risk insurance from the Export-Import Bank of the United States ("ExIm Bank"). The Company expects that the term loan for the project will also be provided by the ExIm Bank, and that both the construction and the term loan agreements will be executed in April 1994. Shortly thereafter, the Company expects to issue a notice to proceed to the Contractor under the Mahiao EPC Contract (as defined below), with commercial operations scheduled for mid-year 1996. The Company expects that its equity commitment to the Upper Mahiao Project will be about $56 million. The Company intends to arrange for political risk insurance on this equity investment through OPIC or from governmental agencies or commercial sources.

        The Upper Mahiao Project will be constructed by Ormat, Inc. ("Ormat") and its affiliates pursuant to supply and construction contracts (collectively the "Mahiao EPC Contract"), which, taken together, provide for the construction of the plant on a fixed-price, date-certain, turnkey basis. Ormat is an international manufacturer and construction contractor that builds binary geothermal turbines; it has provided its equipment to several geothermal power projects throughout the United States and internationally. The Mahiao EPC Contract provides liquidated damage protection of 30% of the Mahiao EPC Contract price. Ormat's performance under the Mahiao EPC Contract will be backed by a completion guaranty of Ormat, by letters of credit, and by a guaranty of Ormat Industries, Ltd., an Israeli corporation and the parent of Ormat, in each case for the benefit of, and satisfactory to, the project lenders.

        Under the terms of the Energy Conversion Agreement, executed on September 6, 1993 (the "Upper Mahiao ECA"), CE Cebu will build, own and operate the Project during the two-year construction period and the ten year cooperation period, after which ownership will be transferred to PNOC-EDC at no cost. The effectiveness of the Upper Mahiao ECA is subject to the satisfaction or waiver of certain conditions prior to April 8, 1994 (subject to extension by agreement of the parties) including finalization of the principal project documents (including a power purchase agreement between PNOC-EDC and NAPOCOR), posting by Ormat of a construction performance bond in favor of PNOC-EDC in the amount of approximately $11.8 million, obtaining permits and approvals from various Philippine governmental authorities and arranging financing commitments. In the event the parties are unable to satisfy such conditions before the agreed upon effectivity date, either party may terminate the Upper Mahiao ECA and such party shall reimburse the other party for its costs and expenses incurred in connection with such agreement.

        The Upper Mahiao Project will be located on land to be provided by PNOC-EDC at no cost; it will take geothermal steam and fluid, also provided by PNOC-EDC at no cost, and convert its thermal energy into electrical energy to be sold to PNOC-EDC on a "take-or-pay" basis. Specifically, PNOC-EDC will be obligated to pay for the electric capacity that is nominated each year by CE Cebu, irrespective of whether PNOC-EDC is willing or able to accept delivery of such capacity. PNOC-EDC will pay to CE Cebu a fee (the "Capacity Fee") based on the plant capacity nominated to PNOC-EDC in any year (which, at the plant's design capacity is approximately 95% of total contract revenues) and a fee ( the "Energy Fee") based on the electricity actually delivered to PNOC-EDC (approximately 5% of total contract revenues). The Capacity Fee consists of three separate components: a fee to recover the capital costs of the project, a fee to recover fixed operating costs and a fee to cover return on investment. The Energy Fee is designed to cover all variable operating and maintenance costs of the power plant. Payments under the Upper Mahiao ECA will be denominated in U.S. dollars, or computed in dollars and paid in Philippine pesos at the then-current exchange rate, except for the Energy Fee, which will be used to pay peso-denominated expenses. The ECA provides a mechanism to convert Philippine pesos to dollars. Significant portions of the Capacity Fee and Energy Fee will be indexed to U.S. and Philippine inflation rates, respectively. PNOC-EDC's "take-or-pay" performance requirement, and its other obligations under the Upper Mahiao ECA, are guaranteed by the Republic of the Philippines through a performance undertaking.

        The payment of Capacity Fees is not excused if PNOC-EDC fails to deliver or remove the steam or fluids or fails to provide the transmission facilities, even if its failure was caused by a force majeure event. In addition, PNOC-EDC must continue to make
Capacity Fee Payments if there is a force majeure event (e.g. war, nationalization, etc.) that affects the operation of the Upper
Mahiao Project and that is within the reasonable control of PNOC-
EDC or the government of the Republic of the Philippines or any agency or authority thereof. If CE Cebu fails to meet certain construction milestones or the power plant fails to achieve 70% of its design capacity by the date that is 120 days after the scheduled completion date (as that date may be extended for force majeure and other reasons under the Upper Mahiao ECA), the Upper Mahiao Project may, under certain circumstances, be deemed "abandoned," in which case the Upper Mahiao Project must be transferred to PNOC-EDC at no cost, subject to any liens existing thereon.

        PNOC-EDC is obligated to purchase CE Cebu's interest in the facility under certain circumstances, including (i) extended outages resulting from the failure of PNOC-EDC to provide the required geothermal fluid, (ii) changes in tax, environmental or other laws which would materially adversely affect CE Cebu's interest in the project, (iii) transmission failure, (iv) failure of PNOC-EDC to make timely payments of amounts due under the Upper Mahiao ECA, (v) privatization of PNOC-EDC or NAPOCOR, and (vi) certain other events. Prior to completion of the Upper Mahiao Project, the buy-out price will be equal to all costs incurred through the date of the buy-out, including all Upper Mahiao Project debt, plus an additional rate of return on equity of ten percent per annum. In a post-completion buy-out, the price will be the net present value at a ten percent discount rate of the total remaining amount of Capacity Fees over the remaining term of the Upper Mahiao ECA.

Mahanagdong. The Mahanagdong Project is expected to be a 180 MW geothermal project, which will also be located on the island of Leyte. The Mahanagdong Project will be built, owned and operated by CE Luzon Geothermal Power Company, Inc. ("CE Luzon"), a Philippine corporation that is currently expected to be indirectly owned as follows: 45% by the Company, 45% by Kiewit and up to 10% by another industrial company. It will sell 100% of its capacity on a take-or-pay basis (as described above for the Upper Mahiao Project) to PNOC-EDC, which will in turn sell the power to NAPOCOR for distribution to the island of Luzon.

        The Company estimates that Mahanagdong will have a total project cost of approximately $310 million, including interest during construction, project contingency costs and a debt service reserve fund. The proposed capital structure is 75% debt, with a construction and term loan of approximately $225 million and 25% equity, or approximately $85 million in equity contributions. The Company believes that political risk insurance from ExIm Bank for financing of the procurement of U.S. goods and services is available and, if appropriate, will request similar coverage from the Export-Import Bank of Japan for Japanese goods and services. The Company is in the process of arranging construction financing for the Mahanagdong Project from a consortium of international banks. Construction of the Mahanagdong Project is expected to commence in mid-year 1994, with commercial operation presently scheduled for mid-year 1997. The Company's equity investment for the Mahanagdong Project is expected to be about $40 million, and the Company expects to arrange for political risk insurance on this equity investment through OPIC or from governmental agencies or commercial sources.

        The Mahanagdong Project will be constructed by a consortium of Kiewit Construction Group, Inc. ("KCG") and The Ben Holt Co.
("BHCO") (the "EPC Consortium"), pursuant to fixed-price, date-certain, turnkey supply and construction contracts (collectively the "Mahanagdong EPC Contract"). The obligations of the EPC Consortium under the Mahanagdong EPC Contract will be supported by letters of credit, bonds, guarantees or other acceptable security in an aggregate amount equal to approximately 30% of the Mahanagdong EPC Contract's price, plus a joint and several guaranty of each of the EPC Consortium members. KCG, a wholly-owned subsidiary of Kiewit, will be the lead member of the EPC
Consortium, with an 80% interest. KCG performs construction services for a wide range of public and private customers in the U.S. and internationally. Construction projects undertaken by KCG during 1992 included: transportation projects, including highways, bridges, airports and railroads; power facilities; buildings and sewer and waste disposal systems; with the balance consisting of water supply systems, utility facilities, dams and reservoirs. KCG accounted for 80% of Kiewit's revenues, contributing $1.7 billion in revenues in 1993. KCG has an extensive background in power plant construction.

        BHCO will provide design and engineering services for the EPC Consortium, holding a 20% interest. BHCO, wholly-owned by the Company, is a California based engineering firm with over 25 years of geothermal experience, specializing in feasibility studies, process design, detailed engineering, procurement, construction and operation of geothermal power plants, gathering systems and related facilities. The Company will provide a guaranty of BHCO's obligations under the Mahanagdong EPC Contract.

        The terms of the Energy Conversion Agreement (the "Mahanagdong ECA"), executed on September 18, 1993, are substantially similar to those in the Upper Mahiao ECA. The Mahanagdong ECA provides for a three-year construction period, and its effectivity deadline date is in July 1994. All of PNOC-EDC's obligations under the Mahanagdong ECA will be guaranteed by the Republic of the Philippines through a performance undertaking. The Capacity Fees are expected to be approximately 97% of total revenues at the expected capacity levels and the Energy Fees are expected to be approximately 3% of such total revenues.

Casecnan. The Company has been granted exclusive rights to negotiate an energy sales contract with NAPOCOR and a water sales contract with the National Philippine Irrigation Administration in connection with a proposed 60 MW hydro-electric generating facility to be located in the Casecnan area on the island of Luzon. These contracts will be structured as take-or-pay capacity and energy agreements, with capacity payments representing the bulk of the revenues. Negotiations have only recently commenced on this potential project, and there can be no assurance at this time that any agreement will be reached by the parties.

Indonesia

        The Republic of Indonesia is experiencing demand for electrical power that exceeds current supply, and has a number of promising geothermal reservoirs. Recent Indonesian legislation has facilitated foreign ownership and operation of private electrical power generation and transmission facilities. The Company's subsidiaries are currently negotiating several potential project agreements for geothermal power facilities in Indonesia.

        The following is a summary description of certain information concerning these projects as it is currently known to the Company. Since those projects are still in development, however, there can be no assurance that this information will not change materially over time. In addition, there can be no assurance that development efforts on any particular project, or the Company's efforts generally, will be successful.

Dieng. Through memoranda of understanding executed by Perusahaan Pertambangan Minyak Dan Gas Bumi Negara ("Pertamina"), the Indonesian national oil company, and assigned to the Company, the Company has been awarded the exclusive right to develop geothermal resources in the Dieng region of central Java, Indonesia (the "Dieng Project"). A subsidiary of the Company has entered into a Joint Development Agreement with P.T. Himpurna Enersindo Abadi ("P.T. HEA"), its Indonesian partner, which is a subsidiary of Himpurna, an association of Indonesian military veterans, whereby the Company and P.T. HEA have agreed to work together on an exclusive basis to develop the Dieng Project (the "Dieng JV"). The Dieng JV is expected to be structured such that subsidiaries of the Company will have a 45% interest, subsidiaries of Kiewit will have the option to take a 45% interest and P.T. HEA will have a 10% interest in the Dieng Project. The Dieng JV expects to conduct geothermal exploration and development in the Dieng field, to build, own and operate power generating facilities and to sell the power generated to Perusahaan Umum Listrik Negara ("PLN"), the Indonesian national electric utility.

        The Dieng JV and Pertamina are currently negotiating a proposed Joint Operation Contract (the "Dieng JOC") pursuant to which Pertamina would contribute the geothermal field and the wells and other facilities presently located thereon and the Dieng JV initially would build, own and operate four power production units comprising an aggregate of 220 MW. The Dieng JV will accept the field operation responsibility for developing and supplying the geothermal steam and fluids required to operate the plants. The current proposed Dieng JOC would expire (subject to extension by mutual agreement) on the date which is the later of (i) 42 years following completion of well testing and (ii) 30 years following the date of commencement of commercial operation of the final unit completed. Upon the expiration of the proposed Dieng JOC, all facilities would be transferred to Pertamina at no cost. Under the proposed Dieng JOC, the Dieng JV would be required to pay Pertamina a production allowance equal to three percent of the Dieng JV's net operating income from the Dieng Project, plus a further percentage based upon the negotiated value of existing Pertamina geothermal production facilities that the Company expects will be contributed by Pertamina.

        The Dieng JV and Pertamina are currently negotiating a proposed "take-or-pay" Energy Sales Contract (the "Dieng ESC") with PLN whereby PLN would agree to purchase and pay for all electricity delivered or capacity made available from the Dieng Project for a term equal to that of the Dieng JOC. Under the current draft, the price paid for electricity would equal a base energy price per kWh multiplied by the number of kWh the plants deliver or are "capable of delivering," whichever is greater. Electricity revenue payments would also be adjusted for inflation and fluctuations in exchange rates.

        Assuming execution of the Dieng JOC and the Dieng ESC, the Company presently intends to begin well testing by the second quarter of 1994 and to commence construction of an initial 55 MW unit in the fourth quarter of 1994, and then to proceed on a modular basis with construction of three additional units to follow shortly thereafter, resulting in an aggregate first phase at this site of 220 MW. The Company estimates that the total project cost of these units will be approximately $450 million. The Company anticipates that the Dieng Project will be designed and constructed by a consortium consisting of KCG and BHCO, and that the Company (through a subsidiary) will be responsible for operating and managing the Dieng Project.

        The Dieng field has been explored domestically for over 20 years and BHCO has been active in the area for more than five years. The Company has a significant amount of data, which it believes to be reliable as to the production capacity of the field. However, a number of significant steps, both financial and operational, must be completed before the Dieng Project can proceed. These steps, none of which can be assured, include obtaining required regulatory permits and approvals, entering into the Dieng JOC, undertaking and completing the well testing contemplated by the Dieng JOC, entering into the Dieng ESC, the construction agreement and other project contracts, and arranging financing.

Patuha. The Company has also negotiated a memorandum of understanding and expects to execute a definitive agreement with Pertamina for the exclusive geothermal development rights with respect to the Patuha geothermal field in Java, Indonesia (the "Patuha Project"). The Company has entered into an agreement to establish a joint venture for Patuha with P.T. Enerindo Supra Abadi, an Indonesian company ("P.T. ESA") (the "Patuha JV"). P.T. ESA is an affiliate of the Bukaka Group, which has extensive experience in general construction, fabrication and electrical transmission construction in Indonesia. In exchange for project development services, P.T. ESA is expected to receive a 10% equity interest in the Patuha Project with an option to acquire an additional 20% interest for cash upon the satisfaction of certain conditions. Subject to the exercise of that option, subsidiaries of the Company will have a 45% interest and subsidiaries of Kiewit will have the option to take a 45% interest in the Patuha Project.

        The Patuha JV is currently negotiating both a Joint Operation Contract ("JOC") and an Energy Sales Contract ("ESC"), each of which currently contains terms substantially similar to those described above for the Dieng Project. The Patuha JV presently intends to proceed on a modular basis like the Dieng Project, with an initial 55 MW unit to be built followed by three additional units, in total aggregating 220 MW. The Company estimates that the total cost of these four units will be approximately $450 million. Assuming execution of both a JOC and an ESC, field development is expected to commence in the first quarter of 1995 with construction of the first unit expected to begin by mid-year 1996.

        The Patuha Project remains subject to a number of significant uncertainties, as described above in connection with the Dieng
Project, and there can be no assurance that the Patuha Project will proceed or reach commercial operation.

Lampung/South Sumatra. The Company and P.T. ESA have also formed a joint venture (the "Lampung JV") to pursue development of geothermal resources in the Lampung/South Sumatra regions (the "Lampung Project"). The Lampung JV is presently exploring several geothermal fields in this region and is negotiating a memorandum of understanding for a JOC and ESC for these prospects containing terms substantially similar to those described above for the Dieng Project.

        The Company presently intends to develop the Lampung Project and other possible Indonesia projects using a structure similar to that contemplated for the Dieng Project, with the same construction consortium, similar equipment and similar financing arrangements.

        The Lampung Project remains subject to a number of significant uncertainties, as described above for the Dieng Project, and there can be no assurance that the Company will pursue the Lampung
Project or that it will proceed or reach commercial operation.


             REGULATORY AND ENVIRONMENTAL MATTERS

Environmental Regulation

        The Company's projects are subject to environmental laws and regulations at the federal, state and local levels in connection with the development, ownership and operation of the projects.
These environmental laws and regulations generally require that a wide variety of permits and other approvals be obtained for the construction and operation of an energy-producing facility and that the facility then operate in compliance with such permits and approvals. Failure to operate the facility in compliance with applicable laws, permits and approvals can result in the levy of fines or curtailment of operations by regulatory agencies.

        Management of the Coso Joint Ventures believe that the Coso Joint Ventures are in compliance in all material respects with all applicable environmental regulatory requirements and that maintaining compliance with current governmental requirements will not require a material increase in capital expenditures or materially affect its financial condition or results of operations. Likewise, management of the Company believes that the Company's other projects are in compliance with all applicable environmental regulatory requirements. It is possible, however, that future developments, such as more stringent requirements of environmental laws and enforcement policies thereunder, could affect the costs of and the manner in which the Coso Joint Ventures or the Company's other projects conduct their businesses.

Federal Energy Regulations

        The principal federal regulatory legislation relating to the Company's geothermal energy activities is PURPA. PURPA and associated state legislation have conferred certain benefits on the independent power production industry. In particular, PURPA exempts certain electricity producers ("Qualifying Facilities") from federal and state regulation as a public utility. PURPA also requires utilities, such as SCE, to purchase electricity from qualifying facilities at the particular utility's avoided cost.

        Each of the Coso Projects meets the requirements promulgated under PURPA to be Qualifying Facilities. Qualifying Facility status under PURPA provides two primary benefits. First, regulations under PURPA exempt qualifying facilities from the Public Utility Holding Company Act of 1935 ("PUHCA"), most provisions of the Federal Power Act (the "FPA") and state laws concerning rates of electric utilities, and financial and organizational regulations of electric utilities. Second, FERC's regulations promulgated under PURPA require that (1) electric utilities purchase electricity generated by Qualifying Facilities, the construction of which commenced on or after November 9, 1978, at a price based on the purchasing utility's full avoided cost; (2) the electric utility sell back-up, interruptable, maintenance and supplemental power to the Qualifying Facility on a non-discriminatory basis; and (3) the electric utility interconnect with the Qualifying Facility in its service territory.

        The Projects remain subject, among other things, to FERC approvals and permits for power development, and to federal, state and local laws and regulations regarding environmental compliance, leasing, siting, licensing, construction, and operational and other matters relating to the exploration, development and operation of its geothermal properties.


        In 1992, Congress enacted comprehensive new energy policy legislation in its passage of the Energy Policy Act. This new law is designed to, among other things, foster competition in energy production and provide independent power producers with competitive access to the transmission grid. To achieve these goals, the Energy Policy Act amended PUHCA to create a new class of generating facility called Exempt Wholesale Generators ("EWGs"). EWGs are generally exempt from public utility regulation under PUHCA. The Energy Policy Act also provides new authority to FERC to mandate that owners of transmission lines provide wheeling access at just and reasonable rates. Previously limited, wheeling rights enhance the ability of independent power producers to negotiate transmission access and encourages development of facilities whose most feasible siting lies outside the purchasing utility's service area or which, like many geothermal sites, are remotely located.

Permits and Approvals

        The Company has obtained certain permits, approvals and certificates necessary for the current exploration, development and operation of its Projects. Similar permits, approvals and certificates will be required for any future expansion of the Coso Project and for any development of the Company's other geothermal properties or for other power project development by the Company. Such compliance is costly and time consuming, and may in certain instances be dependent upon factors beyond the Company's control.


        The Company believes that its operating power facilities are currently in material compliance with all applicable federal, state and local laws and regulations. No assurance can be given, however, that in the future all necessary permits, approvals, variances and certificates will be obtained and all applicable statutes and regulations will be complied with, nor can assurance be given that additional and more stringent laws, taxes or regulations will not be established in the future which may restrict the Company's current operations or delay the development of new geothermal properties, or which may otherwise have an adverse impact on the Company.

                        INSURANCE

        The Coso Projects are insured for $600.0 million per occurrence for general property damage and $600.0 million per occurrence for business interruption, subject to a $25,000 deductible for property damage ($500,000 for turbine generator and machinery) and a 15-day deductible for business interruption. Catastrophic insurance (earthquake and flood) for the Coso Project is capped at $200.0 million per occurrence for property damage and $200.0 million per occurrence for business interruption. Liability insurance coverage is $51.0 million (occurrence based) with a $10,000 deductible. Operators' extra expense (control of well) insurance for the Coso Project is $10.0 million per occurrence with a $25,000 deductible which is non-auditable. The policies are issued by international and domestic syndicates with each company rated A- or better by A.M. Best Co., Inc. There can be no assurance, however, that earthquake, property damage, business interruption or other insurance will be adequate to cover all potential losses sustained by the Company or that such insurance will continue to be available on commercially reasonable terms.

                        EMPLOYEES

        As of December 31, 1993, the Company employed approximately 249 people, of which approximately 160 people were employed at the Navy I, Navy II and BLM Projects, collectively. The Coso Joint Ventures do not hire or retain any employees. All employees necessary to the operation of the Coso Project are provided by the Company under certain plant and field operations and maintenance agreements.


Item 2.          Properties

        As described under "Business", the Company's most significant physical properties are its four operating power facilities and its related real property interests. The Company also maintains an inventory of more than 400,000 acres of geothermal property leases and owns a 70% interest in a geothermal steam field. An affiliate of the Company owns the approximately 42 acre site in Yuma, Arizona where the 50 MW gas fired cogeneration facility is being constructed.

        The Company owns a one-story office building in Omaha, Nebraska, which houses its principal executive offices. The Company also leases office space in Ridgecrest, California, which houses the operating offices for the Coso Project and in Singapore and Manila, which house offices for the Company's international activities in the region.

Item 3.          Legal Proceedings

        The Company is not a party to any material legal proceedings.


Item 4.          Submission of Matters to a Vote of Security Holders

        Not applicable.

                             PART II


Item 5.          Market for Registrant's Common Equity and Related
                 Stockholder's Matters

        The Company's Common Stock is listed on the New York Stock Exchange, the Pacific Stock Exchange and the London Stock Exchange using the symbol CE. Prior to listing on the New York Stock Exchange on August 12, 1993, the Company's Common Stock was listed on the American Stock Exchange.

        The following table sets forth, for the calendar periods indicated, the high and low closing sales prices of the Company's Common Stock as reported by the American Stock Exchange for the periods through August 11, 1993 and the New York Stock Exchange thereafter. All prices have been adjusted to reflect the Company's stock dividends during those calendar periods.

    1992

        Period                              High                    Low

        First Quarter                      $16.25                  $11.63
        Second Quarter                      13.25                   11.50
        Third Quarter                       13.00                   11.38
        Fourth Quarter                      17.38                   11.88

    1993

        Period                             High                     Low

        First Quarter                       21.50                   16.50
        Second Quarter                      20.00                   17.25
        Third Quarter                       18.38                   16.00
        Fourth Quarter                      20.13                   18.13

        As of March 21, 1994, there were 1,408 stockholders of record of the Company's Common Stock.

        The present policy of the Board is to retain earnings to provide sufficient funds for the operation and expansion of the Company's business. Accordingly, the Company has not paid, and does not have any present plan to pay, cash dividends on its Common Stock. In January of 1990 and January of 1991, the Company paid a 4% stock dividend to the holders of its Common Stock. The Company did not pay such a dividend in 1992 or 1993, and has no plans to pay any such dividend in the future.

        Prior to March 24, 1994, the agreements relating to the Senior Notes issued by the Company prohibit the payment of dividends unless the Company has a net worth of at least $50 million, after giving effect to the payment of such dividends, and dividends do not exceed 50% of the Company's net income accumulated after December 31, 1987. Pursuant to a Defeasance Agreement dated March
23, 1994 such restrictions were released by the holder of the Senior Notes. The Certificate of Designation with respect to the Company's Series C Redeemable Convertible Exchangeable Preferred
Stock (the "Series C Preferred Stock") prohibits cash dividend payments with respect to the Common Stock unless all accumulated dividends on the Series C Preferred Stock have been paid.

        The Indenture for the Senior Discount Notes issued by the Company on March 24, 1994 prohibit the payment of dividends unless certain financial covenants are satisfied. Reference is made to the indenture relating to the Senior Discount Notes for a detailed description of these restrictions.

        In June of 1993, the Company issued $100,000,000 of 5% convertible subordinated debentures ("Debentures") due July 31, 2000. The Debentures are convertible into shares of the Company's Common Stock at any time prior to redemption or maturity at a conversion price of $22.50 per share, subject to adjustment in certain circumstances. Interest on the Debentures is payable semi-annually in arrears on July 31 and January 31 of each year, commencing on July 31, 1993. The debentures are redeemable for cash at any time on or after July 31, 1996 at the option of the Company. The redemption prices (expressed in percentages of the principal amount) based on twelve month periods beginning July 31, 1996 are 102%, 101%, 100% and 100% for 1996, 1997, 1998 and 1999,
respectively. The Debentures are unsecured general obligations of the Company and subordinated to all existing and future senior indebtedness of the Company. In December of 1993, the Company registered 4,444,444 shares of the Company's Common Stock in the event a holder elected to exercise the conversion rights under the Debentures.

Item 6.          Selected Financial Data

        There is hereby incorporated by reference the information which appears under the caption "Selected Financial Data" in the Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

        There is hereby incorporated by reference the information which appears under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation" in the Annual Report.

Item 8.          Financial Statements and Supplementary Data

        There is hereby incorporated by reference the information which appears in the Consolidated Financial Statements and notes thereto in the Annual Report. Since the preparation of the Consolidated Financial Statements, the Company closed on the Senior Discount Notes described in the Consolidated Financial Statements at footnote 16, "Subsequent Event." On March 24, 1994 the Company received the proceeds of about $390 million from the closing on its Senior Discount Note offering. The Senior Discount Notes bear interest at the rate of 10.25% per annum, with cash interest payment commencing in 1997 and accrete to an aggregate principal amount of $529 million at maturity. The notes are unsecured obligations of the Company. The Company intends to use the proceeds from the offering to: (i) fund equity commitments in, and the construction costs of, geothermal power project presently planned in the Philippines and Indonesia, (ii) to fund equity investments in, and loan to, other potential international and domestic private power projects and related facilities, (iii) for corporate or project acquisitions permitted under the indenture, and (iv) for general corporate purposes.

Item 9.          Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure

                 Not Applicable

                            PART III


Item 10.         Directors and Executive Officers of the Registrant

        There is hereby incorporated by reference the information which appears under the caption "Information Regarding Nominees for Election as Directors and Directors Continuing in Office" in the Proxy Statement.

        Set forth below are the current executive officers of the Company and their positions with the Company:

Executive Officer                 Position

Richard R. Jaros                  Chairman of the Board of Directors
David L. Sokol                    President and Chief Executive Officer
Gregory E. Abel                   Assistant Vice President and Controller
Edward F. Bazemore                Vice President, Human Resources
David W. Cox                      Vice President, Legislative and Regulatory
                                  Affairs
Philip H. Essner                  Vice President, Land Management and Insurance
Vincent R. Fesmire                Vice President, Development and
                                  Implementation
Thomas R. Mason                   Senior Vice President, Engineering,
                                  Construction and Operations
Steven A. McArthur                Senior Vice President, General Counsel and
                                  Secretary
Donald M. O'Shei, Sr.             Vice President, Marketing;
                                  President, CE International, Ltd.
John G. Sylvia                    Vice President, Chief Financial Officer and
                                  Treasurer

     Set forth below is certain information with respect to each executive officer of the Company other than Messrs. Jaros and Sokol (for whom information is incorporated by reference from the Proxy
Statement):

        GREGORY E. ABEL, 31, Assistant Vice President and Controller. Mr. Abel joined the Company in 1992. Mr. Abel is a Chartered
Accountant and from 1984 to 1992 he was employed by Price
Waterhouse.  As a Manager in the San Francisco office of Price
Waterhouse, he was responsible for clients in the energy industry.

        EDWARD F. BAZEMORE, 57, Vice President, Human Resources. Mr. Bazemore joined the Company in July 1991. From 1989 to 1991, he was Vice President, Human Resources, at Ogden Projects, Inc. in New Jersey. Prior to that, Mr. Bazemore was Director of Human
Resources for Ricoh Corporation, also in New Jersey. Previously, he was Director of Industrial Relations for Scripto, Inc. in Atlanta, Georgia.

        DAVID W. COX, 38, Vice President, Legislative and Regulatory Affairs. Mr. Cox joined the Company in 1990. From 1987 to 1990, Mr. Cox was Vice President with Bank of America N.T. & S.A. in the Consumer Technology and Finance Group. From 1984 to 1987, Mr. Cox held a variety of management positions at First Interstate Bank.

        PHILIP H. ESSNER, 51, Vice President, Land Management and Insurance. Mr. Essner administers the Company's geothermal lease acquisition and land position programs, and obtains permits from regulatory agencies. Mr. Essner also manages the Company's insurance programs. He has been a Vice President of the Company since 1983.

        VINCENT R. FESMIRE, 53, Vice President, Development and Implementation. Mr. Fesmire joined the Company in October 1993. Prior to joining the Company, Mr. Fesmire was employed for 19 years with Stone & Webster, an engineering firm, serving in various management level capacities with an expertise in geothermal design engineering.

        THOMAS R. MASON, 50, Senior Vice President, Engineering, Construction and Operations. Mr. Mason joined the Company in March 1991. From October 1989 to March 1991, Mr. Mason was Vice President and General Manager of Kiewit Energy Company. Mr. Mason acted as a consultant in the energy field from June 1988 to October 1989. Prior to that, Mr. Mason was Director of Marketing for Energy Factors, Inc., a non-utility developer of power facilities.

        STEVEN A. McARTHUR, 36, Senior Vice President, General Counsel and Secretary. Mr. McArthur joined the Company in February 1991.
From 1988 to 1991 he was an attorney in the Corporate Finance Group at Shearman & Sterling in San Francisco. From 1984 to 1988 he was an attorney in the Corporate Finance Group at Winthrop, Stimson, Putnam & Roberts in New York.

        DONALD M. O'SHEI, SR., 60, Vice President; President, CE International, Ltd. General O'Shei was in charge of engineering and operations for the Company from October 1988 until October 1991. He rejoined the Company as a Vice President in August, 1992. Previously he was President and Chief Executive Officer of AWD Technologies, Inc., a hazardous waste remediation firm, and President and General Manager of its predecessor company, Atkinson-Woodward Clyde. He was a brigadier general in the U.S. Army prior to joining the Guy F. Atkinson Co. in 1982 as Director of Corporate Planning and Development.

        JOHN G. SYLVIA, 35, Vice President, Chief Financial Officer and Treasurer. Mr. Sylvia joined the Company in 1988. From 1985 to 1988, Mr. Sylvia was a Vice President in the San Francisco office of the Royal Bank of Canada, with responsibility for corporate and capital markets banking. From 1986 to 1990, Mr. Sylvia served as an Adjunct Professor of Applied Economics at the University of San Francisco. From 1982 to 1985, Mr. Sylvia was a Vice President with Bank of America.


Item 11.         Executive Compensation

        There is hereby incorporated by reference the information which appears under the caption "Executive Officer and Director
Compensation" in the Proxy Statement.

Item 12.         Security Ownership of Certain Beneficial Owners and
                 Management

        There is hereby incorporated by reference the information which appears under the caption "Security Ownership of Significant Stockholders and Management" in the Proxy Statement.

Item 13.         Certain Relationships and Related Transactions

        There is hereby incorporated by reference the information which appears under the caption "Certain Transactions and Relationships" in the Proxy Statement.

                                PART IV

Item 14.         Exhibits, Financial Statement Schedules and Reports on
                 Form 8-K

                 (a)     Financial Statements and Schedules

                         (i)      Financial Statements

                                  Filed herewith are the consolidated balance
sheet of California Energy Company, Inc. and subsidiaries as of December 31, 1993, and December 31, 1992, and the consolidated statements of operations, cash flows and stockholder's equity for the years ended December 31, 1993, 1992 and 1991, and the related reports of independent auditors.

                         (ii)     Financial Statement Schedules

                        Schedule No.   Name of Schedule
                            II         Amounts Receivable from Related Parties
                                       and Underwriters, Promoters, and
                                       Employees other than Related Parties
                           III         Financial Statements of the Company
                                       (Parent Company only)
                             V         Consolidated Property, Plant and
                                       Equipment
                            VI         Consolidated Accumulated Depreciation and
                                       Amortization of Property, Plant and
                                       Equipment
                            IX         Short-Term Borrowings
                             X         Consolidated Supplementary Income
                                       Statement Information

                                  The other financial statement schedules are
either not required for the Company or are included at the notes to the financial statements.

                 (b)     Reports on Form 8-K

                         The Company filed a Report on Form 8-K on October 1,
1993 reporting the signing of Energy Conversion Agreement with the Philippine National Oil Company - Energy Development Corporation for two separate Philippines geothermal power projects totaling 300
MW under Item 5. thereof, "Other Events".

                         The Company filed a Report on Form 8-K on November
2, 1993 reporting the Company agreed to acquire 100% of the stock of Westmoreland Energy, Inc. from Westmoreland Coal Company.

                         The Company filed a Report on Form 8-K on December
1, 1993 reporting that it terminated the proposed acquisition of Westmoreland Energy, Inc. stock.

                 (c)     Exhibits

                         The exhibits listed on the accompanying Exhibit
Index (except in the case of Exhibit 13.0, in which case only the portion of the Annual Report which constitutes the Company's
Consolidated Financial Statements and notes thereto) are filed as part of this Annual Report.

                         For the purposes of complying with the amendments to
the rules governing Form S-8 effective July 13, 1990 under the Securities Act of 1933, the undersigned Registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into the Company's currently effective Registration
Statements on Form S-8:

                         Insofar as indemnification for liabilities arising
under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer of controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.
                        SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Omaha, State of Nebraska, on this 30th day of March, 1994.


                                  CALIFORNIA ENERGY COMPANY, INC.




                                  By       David L. Sokol
                                           President and Chief Executive Officer


                                           By:  /s/  Steven A. McArthur
                                                   Steven A. McArthur
                                                   Attorney-in-Fact


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                                              Date

/s/  David L. Sokol*                                           March 30, 1994
David L. Sokol
President and Chief Executive
Officer, Director


/s/  John G. Sylvia                                            March 30, 1994

John G. Sylvia
Vice President, Chief Financial
Officer, Chief Accounting Officer
and Treasurer



*By:  /s/  Steven A. McArthur                                  March 30, 1994
      Steven A. McArthur
      Attorney-in-Fact

/s/   Edgar D. Aronson *                                       March 30, 1994
Edgar D.  Aronson
Director

/s/   Judith E. Ayres     *                                    March 30, 1994
Judith E. Ayres
Director

/s/   Harvey F. Brush*                                         March 30, 1994
Harvey F. Brush
Director

/s/   James Q. Crowe*                                          March 30, 1994
James Q. Crowe
Director

/s/   Richard K. Davidson*                                     March 30, 1994
Richard K. Davidson
Director

/s/  Richard R. Jaros*                                         March 30, 1994
Richard R. Jaros
Chairman of the Board of Directors

/s/   Ben Holt*                                                March 30, 1994
Ben Holt
Director

/s/   Everett B. Laybourne*                                    March 30, 1994
Everett B. Laybourne
Director

/s/   Daniel J. Murphy*                                        March 30, 1994
Daniel J. Murphy
Director

/s/   Herbert L. Oakes, Jr.*                                   March 30, 1994
Herbert L. Oakes, Jr.
Director

/s/   Walter Scott, Jr.*                                       March 30, 1994
Walter Scott, Jr.
Director

/s/   Barton W. Shackelford*                                   March 30, 1994
Barton W. Shackelford
Director

/s/   David E. Wit*                                            March 30, 1994
David E. Wit
Director

*By: /s/  Steven A. McArthur                                   March 30, 1994
        Steven A. McArthur
        Attorney-in-Fact

California Energy Company, Inc.                                   Schedule II
Amounts Receivable from Related Parties and Underwriters,
Promoters, and Employees Other Than Related Parties

as of December 31, 1993, 1992, 1991
(dollars in thousands)


                             Balance at
                             Beginning
                             of Period  Additions Collected Current Noncurrent

Year ended December 31, 1993    $---       $---      $---      $---    $---

Year ended December 31, 1992     ---        ---       ---       ---     ---

Year ended December 31, 1991     100        ---       100       ---     ---
Robert D. Tibbs*

*Relocation Loan, repaid January 2, 1991


California Energy Company, Inc.                                   Schedule III
Parent Company Only
Balance Sheets

as of December 31, 1993 and 1992
(dollars and shares in thousands, except per share amounts)



      ASSETS                                           1993              1992

Cash and investments                                $126,824          $ 53,321
Restricted cash                                       13,535               634
Development projects in progress                      44,272            21,428
Investment in and advances to subsidiaries
  and joint ventures                                 215,660           168,949
Equipment, net of accumulated depreciation             2,587             1,575
Notes receivable - joint ventures                     21,558            19,098
Deferred charges and other assets                     16,458            17,214

      Total assets                                  $440,894          $282,219



LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
      Accounts payable                            $       86         $     937
      Other accrued liabilities                       10,550             5,061
      Income taxes payable                             4,000               ---
      Senior notes                                    35,730            35,730
      Convertible subordinated debenture             100,000               ---
      Deferred income taxes                           18,310            15,212

      Total liabilities                              168,676            56,940
Deferred income relating to joint ventures             1,915             2,165
Redeemable preferred stock                            58,800            54,350

Stockholders' equity:
      Preferred stock - authorized 2,000
        shares no par value                              ---               ---
      Common stock - authorized 60,000
        shares par value $0.0675 per share;
        issued and outstanding 35,446 and
        35,258 shares                                  2,404             2,380
      Additional paid-in capital                     100,965            97,977
      Retained earnings                              111,031            68,407
      Treasury stock, 157 common shares at cost      (2,897)               ---
      Total stockholders' equity                     211,503           168,764
      Total liabilities and stockholders' equity    $440,894          $282,219

The accompanying notes are an integral part of these financial statements.


California Energy Company, Inc.                                   Schedule III
Parent Company Only                                                (continued)
Statement of Operations

for the three years ended December 31, 1993
(dollars in thousands)



Revenues:                                   1993            1992         1991

Equity in earnings of subsidiary
  companies and joint ventures before
  extraordinary items                    $61,412         $53,685      $38,364


Interest and other income                  8,756           4,557        4,923

      Total revenues                      70,168          58,242       43,287


Expenses:

General and administration                 6,564           6,796        5,585

Interest, net of capitalized interest      2,346             714        2,836

      Total expenses                       8,910           7,510        8,421

Income before provision for income
  taxes                                   61,258          50,732       34,866

Provision for income taxes                18,184          11,922        8,284

Income before change in accounting
  principle and extraordinary item        43,074          38,810       26,582

Cumulative effect of change in
  account principle                        4,100             ---          ---

Equity in extraordinary item of joint
  ventures (Less applicable income taxes
  of $1,533)                                 ---          (4,991)         ---

      Net income                          47,174          33,819       26,582

Preferred dividends                        4,630           4,275          ---

      Net income available
        to common stockholders           $42,544         $29,544      $26,582

The accompanying notes are an integral part of these financial statement.


California Energy Company, Inc.                                   Schedule III
Parent Company Only                                               (continued)
Condensed Statement of Cash Flows

for the three years ended December 31, 1993
(dollars in thousands)



                                            1993            1992         1991

Cash flows from operating activities     $45,671         $22,597      $   631

Cash flows from investing activities:
  Increase in development projects
    in progress                          (22,844)         (4,218)      (3,458)
Decrease (increase) in advances
  to and investments in subsidiaries
  and joint ventures                     (36,812)         12,155      (41,162)
Other                                     (9,945)        (15,711)         251

Cash flows from investing activities     (69,601)         (7,774)     (44,369)

Cash flows from financing activities:
Proceeds from sale of common,
  treasury and preferred stocks,
  and exercise of warrants and
  stock options                            2,912           8,065      111,458
Payment in senior notes                      ---             ---       (6,000)
Purchase of treasury stock                (2,897)         (4,887)         ---
Net change in short-term bank loan           ---             ---      (15,000)
Proceeds from issue of convertible
  subordinated debentures                100,000             ---          ---
Purchase of warrants                         ---         (11,716)         ---
Deferred charges relating to debt
  financing                               (2,582)             ---         ---

Cash flows from financing activities      97,433          (8,538)      90,458
      Net increase in cash
      and investments                     73,503           6,285       46,720

Cash and investments at beginning
 of period                               53,321           47,036          316


Cash and investment at end of period   $126,824          $53,321      $47,036

Interest paid (net of amount
 capitalized)                          $   (897)         $   464      $ 3,342

Income taxes paid                      $  6,819          $ 4,129      $ 1,682


The accompanying notes are an integral part of these financial statement.


California Energy Company, Inc.                                   Schedule III
Parent Company Only                                               (continued)
Supplemental Notes to Financial Statement

(dollars in thousands)



Related Party Transactions

The Company bills the Coso Project partnerships and joint ventures for management, professional and operational services. Billings for the years ended December 31, 1993, 1992 and 1991 were $18,285, $19,629 and
$18,316, respectively. Dividends received from subsidiaries for the years ended December 31, 1993, 1992 and 1991 were $49,053, $33,524 and
18,935, respectively.

Reclassification

Certain amounts in the fiscal 1992 and 1991 financial statements have been reclassified to conform to the fiscal 1993 presentation. Such reclassifications do not impact previously reported net income or retained earnings.


California Energy Company, Inc.                                   Schedule V
Consolidated Property, Plant and Equipment

as of December 31, 1993, 1992, and 1991
(dollars in thousands)

                                            Balance at                                                  Balance
                                            Beginning          Additions                       Other     at end
        Asset Description                   of Period           at Cost     Retirement        Changes   of Period
Year ended December 31, 1993
 Power plant and gathering system           $235,924            $ 10,295      $   ---         $  ---     $ 246,219
 Wells and resources development costs       144,595              16,542          ---            ---       161,137
  Total operating facilities                 380,519              26,837          ---            ---       407,356

Wells and resource construction in
 progress                                        916                  23          ---            ---           939

  Total project costs                        381,435              26,860                                   408,295

Pacific Northwest Properties costs            25,882              15,657          ---            ---        41,539
Nevada and Utah properties costs              32,089               3,403          ---            ---        35,492
Yuma - construction in progress                1,294              40,167          ---            ---        41,461
Equipment                                      8,308               1,104          ---           (99)(1)      9,313
                                            $449,008            $ 87,191      $   ---         $ (99)(1)  $ 536,100

Year ended December 31, 1992
 Power plant and gathering system           $229,213            $  6,711      $   ---         $  ---     $ 235,924
 Wells and resource development costs        124,416              19,029          ---          1,150(1)    144,595
  Total operating facilities                 353,629              25,740          ---          1,150(1)    380,519

Wells and resource construction in
progress                                       1,892                 174          ---         (1,150)(1)       916

  Total project costs                        355,521              25,914          ---            ---       381,435

Pacific Northwest properties costs            22,627               3,255          ---            ---        25,882
Nevada and Utah properties costs              31,199                 890          ---            ---        32,089
Yuma - construction in progress                  ---               1,294          ---            ---         1,294
Equipment                                      7,215               1,093          ---            ---         8,308
                                            $416,562            $ 32,446      $   ---         $  ---     $ 449,008

Year ended December 31, 1991
 Power plant and gathering system           $221,991            $  7,784          ---           (562)(1) $ 229,213
 Wells and resource development costs         92,280              31,574          ---            562 (1)   124,416
  Total operating facilities                 314,271              39,358          ---            ---       353,629

Wells and resource development costs           1,812                  80          ---            ---         1,892

    Total project costs                      316,083              39,438          ---            ---       355,521

Pacific Northwest properties costs            18,761               3,866          ---            ---        22,627
Nevada and Utah properties costs               8,028              23,171          ---            ---        31,199
Equipment                                      6,898               1,027         (710)           ---         7,215
                                            $349,770            $ 67,502      $  (710)           ---     $ 416,562

(1)  Other reclassifications


California Energy Company, Inc.                                   SCHEDULE VI
Consolidated Accumulated Depreciation and Amortization of Property, Plant and Equipment

as of December 31, 1993, 1992, and 1991
(dollars in thousands)

                                        Balance at      Depreciation                                    Balance
                                        Beginning       and                             Other           at end
                                        of Period       Amortization    Retirements     Changes         of Period
Year ended December 31, 1993
Power Plant and gathering system        $21,947         $ 6,844         $  ---          $  (276)*       $28,515
Wells and resource development costs     29,107          10,191            ---               ---         39,298
 Total operating facilities              51,054          17,035            ---             (276)         67,813
Equipment                                 3,996             777            ---               ---          4,773
                                        $55,050         $17,812         $  ---          $  (276)        $72,586

Year ended December 31, 1992
Power Plant and gathering system        $15,812         $ 6,135         $  ---          $    ---        $21,947
Wells and resource development costs     19,587           9,520            ---               ---         29,107
 Total operating facilities              35,399          15,655            ---               ---         51,054
Equipment                                 2,897           1,099            ---               ---          3,996
                                        $38,296         $16,754         $  ---          $    ---        $55,050

Year ended December 31, 1991
Power Plant and gathering system        $ 9,885         $ 5,927         $  ---          $    ---        $15,812
Wells and resource development costs     11,684           7,903            ---               ---         19,587
 Total operating facilities              21,569          13,830            ---               ---         35,399
Equipment                                 2,251             922           (276)              ---          2,897
                                        $23,820         $14,752         $ (276)         $    ---        $38,296

*Reclassification.


California Energy Company, Inc.                                   SCHEDULE IX
Short-Term Borrowings

as of December 31, 1993, 1992, and 1991
(dollars in thousands)

                                               Weighted average    Maximum amount       Average amount       Weighted average
Category of aggregate        Balance at end     interest rate        outstanding          outstanding      interest rate during
short-term borrowings          of period                          during the period    during the period        the period
Year ended December 31, 1993    $ ---               ---                $  ---               $  ---                  ---

Year ended December 31, 1992    $ ---               ---                   ---                  ---                  ---

Year ended December 31, 1991    $ ---              7.21%               $15,000              $ 8,125                 8.5%

The short-term borrowing payable to a bank was under a $15,000 multi-year Credit Agreement. The average amount outstanding during the period was computed based on month-end balances. The weighted average interest rate during the period was the effective rate incurred.


California Energy Company, Inc.                                   Schedule X
Consolidated Supplementary Income Statement Information for the three years ended December 31, 1993

(dollars in thousands)

                                                1993            1992            1991
Maintenance and repairs                         $ 3,465         $ 3,337         $ 2,283

Amortization of deferred financing cost         $ 1,031         $ 1,232         $   964

Taxes, other than payroll and income taxes      $ 3,902         $ 3,572         $ 3,603

Royalties                                       $ 8,274         $ 7,710         $ 5,505

Advertising costs                               *               *               *

*Less than amounts required to be reported pursuant to Securities and Exchange Commission

                                  Exhibit Index

3.1     The Company's Restated Certificate of Incorporation
        (incorporated by reference to Exhibit 3.1 of the Company's Form 10-K for the year ended December 31, 1992, File No. 1-9874 (the "1992 Form 10-K"))

3.2 Certificate of Amendment of the Company's Restated Certificate of Incorporation, dated June 23, 1993 (incorporated by reference to the Company's Form 8-A, dated July 28, 1993, File No. 1-9874 (the "Form 8-A"))

3.3 The Company's Certificate of Designation with respect to the Company's Series C Redeemable Convertible Exchangeable Preferred Stock, dated November 20, 1991 (incorporated by reference to Exhibit 3.1 of the Company's 1992 Form 10-K)

3.4     The Company's By-Laws as amended through September 24, 1993.

4.1     Specimen copy of form of Common Stock Certificate.

4.2     Shareholders Rights Agreement between the Company and
        Manufacturers Hanover Trust Company of California dated
        December 1, 1988 (incorporated by reference to Exhibit 1 to Company's Form 8-K dated December 5, 1988, File No. 1-9874).

4.3     Amendment Number 1 to Shareholder Rights Agreement, dated
        February 15, 1991 (incorporated by reference to Exhibit 4.2 to the Company's 1992 Form 10-K).

4.4     Note Purchase Agreement between the Company and Principal
        Mutual Life Insurance Company dated March 15, 1988
        (incorporated by reference to Exhibit 1 to Company's Form 8-K dated April 11, 1988).

4.5 Defeasance Agreement between Principal Mutual Life Insurance Company and the Company dated March 3, 1994.

4.6 Consent and Agreement between Principal Mutual Life Insurance Company and the Company dated March 24, 1994.

4.7     Escrow Deposit Agreement between Bank of America National
        Trust and Savings Association and the Company dated March 3,
        1994.

10.1 Joint Venture Agreement for China Lake Joint Venture between the Company and Caithness Geothermal 1980 Ltd., restated as of January 1, 1984 (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1, 33-7770).

10.2 Amended Joint Venture Agreement for Coso Land Company between the Company and Caithness Geothermal 1980 Ltd., dated as of June 1, 1983 (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1, 33-7770).

10.3    Amended General Partnership Agreement for Coso Finance
        Partners between China Lake Operating Company and ESCA I L.P. dated July 13, 1988 (incorporated by reference to Exhibit 10.3 to the Company's 1992 Form 10-K).

10.4 First Supplemental Amendment to the Amended and Restated General Partnership Agreement for Coso Finance Partners between China Lake Operating Company and ESCA L.P. (Undated) (incorporated by reference to Exhibit 10.4 to the Company's 1992 Form 10-K).

10.5    Second Supplemental Amendment to the Amended and Restated
        General Partnership Agreement for Coso Finance Partners between China Lake Operating Company and ESCA L.P. dated as of July 13, 1988 (incorporated by reference to Exhibit 10.5 to the Company's 1992 Form 10-K).

10.6    Third Supplemental Amendment to the Amended and Restated
        General Partnership Agreement for Coso Finance Partners between China Lake Operating Company and ESCA L.P. dated as of December 16, 1992 (incorporated by reference to Exhibit 10.6 to the Company's 1992 Form 10-K).

10.7 General Partnership Agreement for Coso Finance Partners II between China Lake Geothermal Management Company and ESCA II L.P. dated July 7, 1987 (incorporated by reference to Exhibit
        10.7 to the Company's 1992 Form 10-K).

10.8 Restated General Partnership Agreement for Coso Energy Developers between Coso Hotsprings Intermountain Power Inc. and Caithness Coso Holdings L.P. dated as of March 31, 1988 (incorporated by reference to Exhibit 10.8 to the Company's 1992 Form 10-K).

10.9 First Amendment to the Restated General Partnership Agreement for Coso Energy Developers between Coso Hotsprings
        Intermountain Power, Inc. and Caithness Coso Holdings L.P. dated as of March 31, 1988 (incorporated by reference to Exhibit 10.9 to the Company's 1992 Form 10-K).

10.10 Second Amendment to the Restated General Partnership Agreement for Coso Energy Developers between Coso Hotsprings Intermountain Power, Inc. and Caithness Coso Holdings L.P. dated as of December 16, 1992 (incorporated by reference to Exhibit 10.10 to the Company's 1992 Form 10-K).

10.11   Amended and Restated General Partnership Agreement for
        Coso Power Developers between Coso Technology Corporation and Caithness Navy II Group L.P. dated July 31, 1989
        (incorporated by reference to Exhibit 10.11 to the Company's 1992 Form 10-K).

10.12 First Amendment to the Amended and Restated General Partnership for Coso Power Developers between Coso Technology Corporation and Caithness Navy II Group L.P. dated as of March 19, 1991 (incorporated by reference to Exhibit 10.12 to the Company's 1992 Form 10-K).

10.13   Second Amendment to the Amended and Restated General
        Partnership Agreement for Coso Power Developers between
        Coso Technology Corporation and Caithness Navy II Group
        L.P. dated as of December 16, 1992 (incorporated by reference to Exhibit 10.13 to the Company's 1992 Form 10-K).

10.14   Form of Amended and Restated Field Operation and
        Maintenance Agreement between Coso Joint Ventures and the
        Company dated as of December 16, 1992 (incorporated by reference to Exhibit 10.14 to the Company's 1992 Form 10-K).

10.15   Form of Amended and Restated Project Operation and
        Maintenance Agreement between Coso Joint Venture and the
        Company dated as of December 16, 1992 (incorporated by reference to Exhibit 10.15 to the Company's 1992 Form 10-K).

10.16   Trust Indenture between Coso Funding Corp. and Bank of
        America National Trust and Savings Association dated as of December 16, 1992 (incorporated by reference to Exhibit 10.16 to the Company's 1992 Form 10-K).

10.17   Form of Amended and Restated Credit Agreement between
        Coso Funding Corp. and Coso Joint Ventures dated as of
        December 16, 1992 (incorporated by reference to Exhibit
        10.17 to the Company's 1992 Form 10-K).

10.18 Form of Support Loan Agreement among Coso Joint Ventures dated December 16, 1992 (incorporated by reference to Exhibit 10.18 to the Company's 1992 Form 10-K).

10.19 Form of Project Loan Pledge Agreement between Coso Joint Ventures and Bank of America National Trust and Savings dated as of December 16, 1992 (incorporated by reference to Exhibit 10.19 to the Company's 1992 Form 10-K).


10.20   Power Purchase Contracts between Southern California
        Edison Company and:
        (a) China Lake Joint Venture, executed June 4, 1984 with a term of 24 years;
        (b) China Lake Joint Venture, executed February 1, 1985 with a term of 23 years; and
        (c) Coso Geothermal Company, executed February 1, 1985 with a term of 30 years (incorporated by reference to Exhibit
                 10.7 to the Company's Registration Statement on Form S-1, 33-7770).

10.21 Contract No. N62474-79-C-5382 between the United States of America and China Lake Joint Venture, restated October
        19, 1983 as "Modification P00004," including modifications through "Modification P00026," dated
        December 16, 1992 (incorporated by reference to Exhibit
        10.21 to the Company's 1992 Form 10-K).

10.22   Lease between the BLM and Coso Land Company, effective
        November 1, 1985 (with Designation of Geothermal
        Operator) (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1, 33-
        7770).

10.23 Stock Purchase Agreement between the Company and Kiewit Energy Company dated as of February 18, 1991, as amended as of June 19, 1991 (incorporated by reference to Exhibit 1 to the Company's Form 8-K dated February 26,
        1991).

10.24   Amendment No. 2 to Stock Purchase Agreement between
        Kiewit Energy Company and the Company dated as of January
        8, 1992 (incorporated by reference to Exhibit 10.24 to the Company's 1992 Form 10-K).

10.25   Amendment No. 3 to Stock Purchase Agreement between
        Kiewit Energy Company and the Company dated as of April
        2, 1993.

10.26 Shareholders Agreement between the Company and Kiewit Energy Company dated as of February 18, 1991, as amended as of June 19, 1991 and as of November 20, 1991 (incorporated by reference to Exhibit 1 to the Company's Form 8-K dated February 26, 1991, Exhibit 1 to the Company's Form 8-K dated July 18, 1992, and Exhibit 3 to the Company's Form 8-K dated November 21, 1991).

10.27   Amendment No. 3 to Shareholder's Agreement between the
        Company and Kiewit Energy Company dated as of April 2,
        1993 (incorporated by reference to Exhibit 14 to the Company's Form 8-A).

10.28   Amendment No. 4 to Shareholder's Agreement between the
        Company and Kiewit Energy Company dated as of July 20,
        1993.

10.29 Registration Rights Agreement between the Company and Kiewit Energy Company dated as of February 18 1991, as amended as of June 19, 1991 (incorporated by reference to Exhibit 1 to the Company's Form 8-K dated February 26, 1991, and Exhibit 1 to the Company's Form 8-K dated July 18, 1992).

10.30 Registration Rights Agreement between the Company and Kiewit Energy Company dated June 19, 1991, as amended November 20, 1991 (incorporated by reference to Exhibit 1 of the Company's Form 8-K dated June 19, 1991 and
        Exhibit 4 to the Company's Form 8-K dated November 21,
        1991).

10.31 Stock Option Agreement between the Company and Kiewit Energy Company dated as of February 18, 1991, as amended as of June 19, 1991 (incorporated by reference to Exhibit 1 to the Company's Form 8-K dated February 26, 1991, and
        Exhibit 1 to the Company's Form 8-K dated July 18, 1992).

10.32   Stock Option Agreement between the Company and Kiewit
        Energy Company dated as of June 19, 1991 (incorporated by reference to Exhibit 1 to the Company's Form 8-K dated
        July 18, 1991).

10.33   Securities Purchase Agreement between the Company and
        Kiewit Energy Company dated as of November 20, 1991
        (incorporated by reference to Exhibit 2 to the Company's
        Form 8-K dated November 21, 1991).

10.34 Sublease between the Company and Kiewit Energy Company dated March 15, 1991 (incorporated by reference to Exhibit 10.32 to the Company's 1992 Form 10-K).

10.35   Amended and Restated 1986 Stock Option Plan, as amended
        (incorporated by reference to Exhibit 10.33 to the Company's 1992 Form 10-K).

10.36 Form of severance letter between the Company and certain executive officers of the Company (incorporated by reference to Exhibit 10.35 to the Company's 1992 Form 10-
        K).

10.37   Indenture between the Company and The Chemical Trust
        Company of California dated as of June 24, 1993
        (incorporated by reference to the Company's Form 8-K dated June 24, 1993, File No. 1-9874).

10.38   Registration Rights Agreement among the Company, Lehman
        Brothers, Inc. and Alex Brown & Sons Incorporated dated
        June 24, 1993 (incorporated by reference to the Company's
        Form 8-K dated June 24, 1993, File No. 1-9874).

10.39   Indenture dated March 24, 1994 between the Company and
        IBJ Schroder Bank and Trust Company (incorporated by reference to Exhibit 3 to the Company's Form 8-K dated
        March 28, 1994).

10.40   Employment Agreement between the Company and David L.
        Sokol dated as of April 2, 1993.

10.41   Termination Agreement between the Company and Richard R.
        Jaros dated as of December 9, 1993.

10.42 Standard Offer Number 2, Standard Offer for Power Purchase with a Firm Capacity Qualifying Facility effective June 15, 1990 ("SO2") between San Diego Gas & Electric Company and Bonneville Pacific Corporation.

10.43   Amendment Number One to the SO2 dated September 25, 1990.

10.44   Joint Venture Agreement among the Company, Kiewit
        Diversified Group Inc. and Kiewit Construction Group Inc.
        dated December 14, 1993.

10.45 Joint Venture Agreement between the Company and Distral dated December 14, 1993.

11.0    Calculation of Earnings Per Share in accordance with
        Interpretive Release No. 34-9083.

13.0 The Company's 1993 Annual Report (only the portions thereof specifically incorporated herein by reference are deemed filed herewith).

21.0    Subsidiaries of Registrant.

23.0    Consents of Independent Accountants.

24.0    Power of Attorney.

27.0    Financial Data Schedule.