Form 10-Q
period 1994-03-31
CALIFORNIA ENERGY CO INC
filed 1994-05-05
CIK 720556

SECURITIES AND EXCHANGE COMMISSION

                                     WASHINGTON D.C.  20549

                                     ______________________

                                            FORM 10-Q

                       Quarterly Report Pursuant to Section 13 or 15(d) of
                               the Securities Exchange Act of 1934

                                 For the quarterly period ended

                                        March 31, 1994

                                   Commission File No. 1-9874

                                 CALIFORNIA ENERGY COMPANY, INC.
                     (Exact name of registrant as specified in its charter)

            Delaware                                             94-2213782
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                            Identification No.)

10831 Old Mill Road, Omaha, Nebraska                               68154
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code   (402) 330-8900


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       Yes    X                                                No


Former name, former address and former fiscal year, if changed
since last report.           N/A

34,323,878 shares of Common Stock, $0.0675 par value were outstanding as of March 31, 1994.

                                 CALIFORNIA ENERGY COMPANY, INC.

                                            Form 10-Q

                                         March 31, 1994
                                          _____________

                                         C O N T E N T S

                                 PART I:  FINANCIAL INFORMATION             Page

Item 1.        Financial Statements

Report of Independent Accountants                                            3

Consolidated Balance Sheets, March 31, 1994
  and December 31, 1993                                                      4

Consolidated Statements of Operations for the Three
  Months Ended March 31, 1994 and 1993                                       5

Consolidated Statements of Cash Flows for the
  Three Months Ended March 31, 1994 and 1993                                 6

Notes to Consolidated Financial Statements                                   7

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations                11


                                   PART II:  OTHER INFORMATION

Item 1.        Legal Proceedings                                            21
Item 2.        Changes in Securities                                        21
Item 3.        Defaults on Senior Securities                                21
Item 4.        Submission of Matters to a Vote of
               Security Holders                                             21
Item 5.        Other Information                                            21
Item 6.        Exhibits and Reports on Form 8-K                             21

Signatures                                                                  23

Exhibit Index                                                               24

INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors and Stockholders
California Energy Company, Inc.
Omaha, Nebraska

We have reviewed the accompanying consolidated balance sheet of California Energy Company, Inc. and subsidiaries as of March 31, 1994, and the related consolidated statements of operations and cash flows for the three month period ended March 31, 1994 and 1993. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of California Energy Company, Inc. and subsidiaries as of December 31, 1993, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated February 24, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1993 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



DELOITTE & TOUCHE
May 4, 1994
                                 CALIFORNIA ENERGY COMPANY, INC.

                                   CONSOLIDATED BALANCE SHEETS
                            (in thousands, except per share amounts)
                                ________________________________

                                                    March 31      December 31
                                                      1994           1993
                                                   (unaudited)
ASSETS
Cash and short-term investments                   $  441,263      $ 127,756
Joint venture cash and short-term investments         32,484         14,943
Restricted cash and short-term investments            45,591         48,105
Accounts receivable                                   21,842         21,658
Due from joint ventures                                1,107          1,394
Properties and plants, net (Note 3)                  466,152        458,974
Equipment, net of depreciation                         4,360          4,540
Notes receivable - joint ventures                     11,631         11,280
Other investments                                     10,780         10,445
Deferred charges and other assets                     26,672         16,889

       Total assets                               $1,061,882      $ 715,984

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Accounts payable                                $      539      $     607
  Other accrued liabilities                           17,039         19,866
  Income taxes payable                                 1,700          4,000
  Project loans                                      246,880        246,880
  Senior Notes                                             -         35,730
  Senior Discount Notes (Note 4)                     400,671              -
  Convertible subordinated debentures                100,000        100,000
  Deferred income taxes                               18,714         18,310

       Total liabilities                             785,543        425,393

Deferred income                                       20,119         20,288

Redeemable preferred stock                            59,950         58,800

Commitments and contingencies (Note 5)

Stockholders' equity:
       Preferred stock - authorized 2,000 shares, no
         par value
       Common stock - authorized 60,000 shares,
         par value $0.0675 per share, issued and
         outstanding 34,324 and 35,446 shares at
         March 31, 1994 and December 31, 1993,
         respectively                                  2,406          2,404
       Additional paid in capital                    101,314        100,965
       Retained earnings                             116,437        111,031
       Treasury stock - 1,315 and 157 common
         shares,  at March 31, 1994 and
         December 31, 1993, respectively, at cost    (23,887)        (2,897)

       Total stockholders' equity                    196,270        211,503

       Total liabilities and stockholders' equity $1,061,882      $ 715,984

    The accompanying notes are an integral part of these financial statements.

                                     CALIFORNIA ENERGY COMPANY, INC

                              CONSOLIDATED STATEMENTS OF OPERATIONS
                            (in thousands, except per share amounts)
                                ________________________________

                                                     Three Months Ended
                                                           March 31
                                                 1994                  1993
                                              (unaudited)

Revenues:

    Sales of electricity and steam            $ 30,819                27,617
    Interest and other income                    4,591                 3,544

        Total revenues                          35,410                31,161

Costs and expenses:

    Plant operations                             6,149                 6,021
    General and administration                   3,379                 3,049
    Royalties                                    1,997                 1,586
    Depreciation and amortization                4,798                 4,145
    Interest expense                             9,233                 6,764
    Less interest capitalized                   (2,803)               (1,251)

        Total costs and expenses                22,753                20,314

Income before income taxes                      12,657                10,847

Provision for income taxes                       4,050                 3,363

Income before extraordinary item
    and change in accounting principle           8,607                 7,484

Extraordinary item (less applicable
     income taxes of $945) (Note 7)             (2,007)                    -
Cumulative effect of change
    in accounting principle                          -                 4,100

Net income                                       6,600                11,584

Preferred dividends
(paid in kind)*                                  1,200                 1,107

Net income attributable to
    common shares                             $  5,400              $ 10,477

Income per share before extraordinary
    item and change in accounting
    principle                                 $    .20              $    .16

Extraordinary item (Note 7)                       (.06)                    -
Cumulative effect of change in
    accounting principle                             -                   .11

Net income per share                          $   0.14              $   0.27

Average number of common and
    common equivalent shares
    outstanding                                 37,739                38,661

   The accompanying notes are an integral part of these financial statements.

* Reflects dividends on the Company's Series C Redeemable Convertible Preferred Stock, which are payable in kind.

                                  CALIFORNIA ENERGY COMPANY, INC.

                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (in thousands)


                                                          Three Months Ended
                                                               March 31
                                                         1994           1993
                                                      (unaudited)
Cash flows from operating activities:
    Net income                                         $  6,600       $ 11,584
    Adjustments to reconcile net cash flow from
        operating activities:
    Depreciation and amortization                         4,798          4,145
    Amortization of original issue discount                 671              -
    Amortization of deferred financing costs                497            195
    Provision for deferred income taxes                     404         (2,541)
    Changes in other items:
     Accounts receivable                                   (184)        (6,632)
     Accounts payable and accrued liabilities            (2,895)         3,015
     Deferred income                                       (169)          (223)
     Income tax payable                                  (2,300)             -

        Net cash flows from operating activities          7,422          9,543

Cash flows from investing activities:
    Capital expenditures relating to power plants          (435)        (1,145)
    Well and resource development expenditures for
      existing projects                                  (3,272)        (5,343)
    Acquisition of equipment                                (52)           (56)
    Yuma - construction in progress                      (5,054)        (1,747)
    Pacific Northwest, Nevada and Utah                   (2,983)       (13,615)
    Transmission line deposit                                 -            (47)
    Decrease in restricted cash                           2,514          2,533
    Decrease (increase) in other investments
        and assets                                          586           (338)

    Net cash flows from investing activities             (8,696)       (19,758)

Cash flows from financing activities:
    Proceeds and net benefits from sale of common,
        treasury, and preferred stock and exercise
        of options                                          307            492
    Deferred financing costs - Senior Discount Notes    (11,201)             -
    Proceeds from issue of Senior Discount Notes        400,000              -
    Defeasance of Senior Notes                          (35,730)             -
    Increase in amounts due from joint ventures             (64)        (2,119)
    Purchase of treasury stock                          (20,990)             -

    Net cash flows from financing activities            332,322         (1,627)

Net increase (decrease) in cash and
    cash equivalents                                    331,048        (11,842)

Cash and cash equivalents at beginning of period        142,699         63,519

Cash and cash equivalents at end of period             $473,747       $ 51,677

Supplemental disclosures

Interest paid, net of amount capitalized               $  5,593       $  2,104

Income taxes paid                                      $  5,000       $  1,805

   The accompanying notes are an integral part of these financial statements.

                                            CALIFORNIA ENERGY COMPANY, INC.

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (in thousands, except per share amounts and per kWh amounts)
                                ________________________________


1.   General:

In the opinion of management of California Energy Company, Inc. (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1994 and the results of operations for the three months ended March 31, 1994 and 1993, and cash flows for the three months ended March 31, 1994 and 1993.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, and its proportionate share of the accounts of the partnerships and joint ventures in which it has invested.

The results of operations for the three months ended March 31, 1994 and 1993 are not necessarily indicative of the results to be expected for the full year.

Certain amounts in the 1993 financial statements and supporting footnote disclosures have been reclassified to conform to the 1994 presentation. Such reclassification did not impact previously reported net income or retained earnings.

2.   Other Footnote Information:

Reference is made to the Company's most recently issued annual report that included information necessary or useful to the understanding of the Company's business and financial statement presentations. In particular, the Company's significant accounting policies and practices were presented as Note 2 to the consolidated financial statements included in that report.

                                 CALIFORNIA ENERGY COMPANY, INC.

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (in thousands, except per share amounts and per kWh amounts)



3.      Properties and Plants:

        Properties and plants comprise the following:

                                                 March 31            December 31
                                                   1994                 1993
                                                (unaudited)
    Project costs:
       Power plants and gathering systems        $ 246,654            $ 246,219
       Wells and resource development              164,985              161,137

                                                   411,639              407,356
    Less accumulated depreciation
        and amortization                           (72,379)             (67,813)

        Net facilities                             339,260              339,543

       Wells and resource construction
        in progress                                    363                  939

    Total project costs                            339,623              340,482

    Yuma - Construction in progress                 46,515               41,461
    Pacific Northwest                               43,263               41,539
    Nevada and Utah properties costs                36,751               35,492

        Total                                    $ 466,152            $ 458,974

4.      Senior Discount Notes:

In March 1994, the Company issued $400,000 of 10 1/4% Senior Discount Notes which accrete to an aggregate principal amount of $529,640 at maturity in 2004. The original issue discount will be amortized from issue date through January 15, 1997, during which time no cash interest will be paid on the Senior Discount Notes. Commencing
July 15, 1997, cash interest on the Senior Discount Notes will be payable semiannually on January 15 and July 15 of each year. The Senior Discount Notes are redeemable at any time on or after January 15, 1999. The redemption prices commencing in the twelve month period beginning January 15, 1999 (expressed in percentages of the principal amount) are 105.125%, 103.417%, 101.708%, and 100%
for 1999, 2000, 2001, and 2002, respectively, plus accrued interest through the redemption date in each case. The Senior Discount
Notes are unsecured senior obligations of the Company.

                                 CALIFORNIA ENERGY COMPANY, INC.

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (in thousands, except per share and per kWh data)
                                       __________________


5.      Commitments and Contingencies:

In April 1994, the Company closed the financing for the 128 MW Upper Mahiao geothermal power project located in the Philippines. The total project cost for the facility is approximately $218,000. The Company will supply $56,000 of equity and the financing will be for approximately $162,000. A syndicate of international commercial banks is providing the construction financing and the Export-Import Bank of the U.S. (Ex-Im Bank) is providing political risk insurance to the commercial banks on the construction loan and will provide the preponderance of project term financing upon commercial operation. The Overseas Private Investment Corporation
(OPIC) is providing political risk insurance on the equity investment by the Company in this project. The Upper Mahiao project is scheduled to begin construction shortly, and is expected to be in service by July of 1996. The project is structured as a ten year Build-Own-Transfer (BOT), in which the Company's subsidiary CE Cebu, the project company, will be responsible for building the power plant and providing the operations and maintenance during the ten year BOT period. The electricity generated by the Upper Mahiao geothermal power plant will be provided to the Philippine National Oil Company - Energy Development Corporation (PNOC), which is also responsible for supplying the facility with the geothermal steam. After a ten year cooperation period, the plant is transferred to PNOC at no cost. Ormat Inc. of Sparks, Nevada is the turnkey contractor for the project.

6.      Income Taxes:

On January 1, 1993, the Company adopted Statement of Financial Accounting Standard No. 109 (FAS 109), Accounting for Income Taxes. The adoption of FAS 109 changed the Company's method of accounting for income taxes from the deferred method as required by Accounting Principles Board No. 11 to an asset and liability approach. Under FAS 109, the net excess deferred tax liability as of January 1, 1993 was determined to be $4,100. This amount is reflected in 1993

                                  CALIFORNIA ENERGY COMPANY, INC.

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (in thousands, except per share and per kWh data)
                                       __________________


6.      Income Taxes:  (continued)

income as the cumulative effect of a change in accounting principle. It primarily represents the recognition of the Company's tax credit carryforwards as a deferred tax asset. There was no cash impact to the Company upon the required adoption of FAS
109. Under FAS 109, the effective tax rate has increased to approximately 32%. The increase is due to the Company's tax credit carryforwards being recognized as an asset upon the adoption of FAS 109 and unavailable to reduce the current period's effective tax rate for computing the Company's provision for income taxes.

The Company's effective tax continues to be less than the statutory rate primarily due to the depletion deduction and the generation of energy tax credits in 1994. The significant components of the deferred tax liability are the temporary differences between the financial reporting basis and income tax basis of the power plant and the well and resource development costs, and in addition, the offsetting benefits of operating loss carryforwards and investment and geothermal energy tax credits. The income tax provision for the three months ended March 31, 1994, is approximately 80% current tax expense and 20% deferred tax expense.

7.      Extraordinary Item:

In conjunction with the Company's Senior Discount Note offering (See Note 4), the 12% Senior Notes were defeased. This resulted in an extraordinary item in the amount of $2,007, after the income tax effect of $945. The extraordinary item represents the amount necessary to defease the interest payments on the $35,730 Senior Notes and the unamortized portion of the deferred financing costs. The 1994 contingent interest component of these Senior Notes, calculated by reference to the Company's share of available cash flow from the Coso Project, remains undefeased and outstanding through the end of the calculation period, December 31, 1994.

                                 CALIFORNIA ENERGY COMPANY, INC.

                             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        (in thousands, except per share and per kWh data)
                                       ___________________


Results of Operations:

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operations during the periods included in the accompanying statement of operations.

For purposes of consistent financial presentation, plant capacity factors are based upon a capacity amount of 88 gross MW/80 net MW for each plant at the Coso Project. Each plant possesses an operating margin which periodically allows for production in excess of the amount listed above. Utilization of this operating margin is based upon a variety of factors and can be expected to vary between calendar quarters, under normal operating conditions.

Sales of electricity and steam increased to $30,819 in the first quarter of 1994 from $27,617 in the first quarter of 1993, an 11.6% increase. This improvement was primarily due to an increase in the Coso Project's electric kilowatt hour sales to 529.1 million kWh from 503.5 million kWh and an increased price per kWh in accordance with the S04 Agreements.

The following operating data represent the aggregate capacity and electricity production of the Coso Project:


                                  Three Months Ended
                                      March 31                    Fiscal Year
                               1994             1993                 1993
Overall capacity
 factor                        102.1%           97.1%                104.0%

kWh produced                529,100,000       503,500,000         2,186,700,000

Installed capacity
  NMW  (average)                 240             240                   240


                                 CALIFORNIA ENERGY COMPANY, INC.

                             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        (in thousands, except per share and per kWh data)
                                       ___________________


Results of Operations: (continued)

The Navy I plant capacity factor was 116.3% in the first quarter of 1994 compared to 107.5% in the first quarter of 1993. Several successful well workovers and the addition of a new deep well contributed to the improved performance. The Navy II plant capacity factor was 91.2% in the first quarter of 1994 compared to 98.0% in the first quarter of 1993. Navy II output in the first quarter of 1994 was reduced due to the scheduled overhaul of its three turbines. The BLM plant capacity factor was 98.7% in the first quarter of 1994 compared to 85.8% in the first quarter of 1993. BLM output in the first quarter of 1993 was reduced due to a scheduled overhaul of its three turbines.

In September 1991 the Great Basin Unified Air Pollution Control District (GBUAPCD) agreed to provide a one-year variance which allowed venting of a portion of BLM's noncondensable gas while a permanent H2S abatement system was being engineered, fabricated and installed. This variance allowed the plant to operate at a higher output. The BLM Joint Venture completed the construction of the permanent H2S abatement system in the second quarter of 1992 and obtained a 90-day extension to the original one-year variance.

In September 1992 a new Authority to Construct was issued and subsequently extended to September 1993 to allow operation and testing for an interim period during which the H2S abatement system underwent final operational modifications. In September 1993 temporary permits to operate were issued for up to two years during which the operating performance was to be monitored. In April of 1994 Permits to Operate for the BLM plant were issued. As a result, the Navy I, Navy II and BLM plants are all operating under Permits to Operate.

As a result of the successful performance of the BLM H2S abatement system, the Navy I and Navy II Joint Ventures obtained authority to construct (ATC) permits for the installation of similar H2S abatement systems in an effort to enhance operational efficiency and improve long term reservoir management. Such abatement systems


                                 CALIFORNIA ENERGY COMPANY, INC.

                             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        (in thousands, except per share and per kWh data)
                                       ___________________


Results of Operations: (continued)

are expected to have an aggregate Coso Project capital cost of approximately $11,000, a portion of which will be funded from the balance in the Coso Project contingency reserve referred to under "Liquidity and Capital Resources" below. Completion of construction of the proposed Navy I and Navy II abatement systems is currently expected to occur by year end 1994. In conjunction with the ATC the GBUAPCD agreed to provide an eighteen month variance to Navy I which allows venting of a portion of Navy I's non-condensable gas while the abatement system is constructed.

The Coso Projects' average electricity prices per kWh in 1994, 1993, and 1992, were comprised of (in cents):

                                                Capacity
                             Energy             and Bonus                 Total
Three Months Ended

March 31, 1994                10.85                   .70                 11.55
March 31, 1993                10.01                   .74                 10.75

Average Fiscal 1993           10.11                  1.93*                12.04*

Average Fiscal 1992            9.23                  2.10*                11.33*


* Represents annualized price per kWh. Typically, the capacity price is significantly higher in the months June through September.

Roosevelt Hot Springs steam field supplied 100% of customer power plant steam requirements in the first quarter of 1994. The Company has approximately 70% interest in the Roosevelt Hot Springs field. The Desert Peak power plant operated at 109% of its nine net megawatt capacity in the first quarter of 1994.

Interest and other income increased in the first quarter of 1994 to $4,591 from $3,544 for the same period in 1993. The increase reflects higher average cash balances.

                                 CALIFORNIA ENERGY COMPANY, INC.

                             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        (in thousands, except per share and per kWh data)
                                       ___________________


Results of Operations: (continued)

The Company's expenses as a percentage of sales of electricity and steam were as follows:
                                                      Three Months Ended
                                                            March 31
                                                 1994                     1993
Plant operations (net of
 Company's operator fees)                        16.3%                    17.9%

General and administration                       11.0%                    11.0%

Royalties                                         6.5%                     5.7%

Depreciation and amortization                    15.6%                    15.0%

Interest (less amounts
capitalized)                                     20.9%                    20.0%

                                                 70.3%                    69.6%


Plant operations increased to $6,149 in the first quarter of 1994 from $6,021 in the first quarter of 1993, a 2.1% increase.

General and administrative costs increased to $3,379 in the first quarter of 1994 from $3,049 in the first quarter of 1993, a 10.8% increase. The increases were due to a higher level of project development activity.

Royalty costs increased to $1,997 in the first quarter of 1994 from $1,586 in the first quarter of 1993, a 25.9% increase. The increases were due to the increase in sales of electricity.

Depreciation and amortization increased to $4,798 in the first quarter of 1994 from $4,145 in the first quarter of 1993, a 15.8% increase. The increase was due primarily to capital expenditures at the Coso Project.


                                 CALIFORNIA ENERGY COMPANY, INC.

                             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        (in thousands, except per share and per kWh data)
                                       ___________________


Results of Operations: (continued)

Interest expense, less amounts capitalized, increased to $6,430 in the first quarter of 1994 from $5,513 in the first quarter of 1993. The increase was primarily due to interest on the convertible subordinated debentures which were issued in June 1993 and the original issue discount amortization on the Senior Discount Notes issued in March 1994.

The provision for income taxes increased to $4,050 in the first quarter of 1994 from $3,363 in the first quarter of 1993. The increases are due to higher income before taxes. The Company's effective rate continues to be less than the expected statutory rate primarily due to the percentage depletion deduction and energy tax credits generated in the current year.

Income before extraordinary item and the cumulative effect of a change in accounting principle increased to $8,607 from $7,484, a 15.0% increase. Net income after the extraordinary item of $2,007 was $5,400 or $.14 per share for the first quarter of 1994. Net income after giving effect to the change in accounting principle for adoption of FAS 109 was $10,477 or $.27 cents per share for the first quarter of 1993. Without the effect of these respective non-recurring items, net income available to common shareholders for the first quarter of 1994 would have been $.20 per common share compared to $.16 per common share for the first quarter of 1993.

Liquidity and Capital Resources:

The Company's cash and investments were $441,263 at March 31, 1994 as compared to $127,756 at December 31, 1993. In addition, the Coso Project retained cash and investments in project control accounts of which the Company's share at March 31, 1994 and December 31, 1993 was $32,484 and $14,943, respectively. Distributions out of the project control account are made monthly to the Company for operation and maintenance and capital costs and semiannually to each Coso Joint Venture partner for profit sharing under a prescribed calculation subject to mutual agreement by the

                                 CALIFORNIA ENERGY COMPANY, INC.

                             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        (in thousands, except per share and per kWh data)
                                       ___________________


Liquidity and Capital Resources:  (continued)

partners. In addition, the Company recorded separately restricted cash and short-term investments of $45,591 and $48,105 at March 31, 1994 and December 31, 1993, respectively. The restricted balances were comprised primarily of its proportionate share of Coso Project cash reserves for a debt service reserve fund and a contingency fund. The Coso Project established these reserves in conjunction with the refinancing of its previous bank debt.

In March 1994, the Company issued $400,000 of 10 1/4% Senior Discount Notes which accrete to an aggregate principal amount of $529,640 at maturity in 2004. The original issue discount will be amortized from issue date through January 15, 1997, during which time no cash interest will be paid on the Senior Discount Notes. Commencing
July 15, 1997, cash interest on the Senior Discount Notes will be payable semiannually on January 15 and July 15 of each year. The Senior Discount Notes are redeemable at any time on or after January 15, 1999. The redemption prices commencing in the twelve month period beginning January 15, 1999 (expressed in percentages of the principal amount) are 105.125%, 103.417%, 101.708%, and 100%
for 1999, 2000, 2001, and 2002, respectively, plus accrued interest through the redemption date in each case. The Senior Discount
Notes are unsecured senior obligations of the Company.

In June of 1993, the Company issued $100,000 principal amount of 5% convertible subordinated debentures ("debentures") due July 31, 2000. The debentures are convertible into shares of the Company's common stock at any time prior to redemption or maturity at a conversion price of $22.50 per share, subject to adjustment in certain circumstances. Interest on the debentures is payable semi-annually in arrears on July 31 and January 31 of each year, and commenced on July 31, 1993. The debentures may be redeemed for cash at any time on or after July 31, 1996 at the option of the Company. The redemption prices commencing in the twelve month period beginning July 31, 1996 (expressed in percentages of the principal amount)

                                 CALIFORNIA ENERGY COMPANY, INC.

                             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        (in thousands, except per share and per kWh data)
                                       ___________________


Liquidity and Capital Resources:  (continued)

are 102%, 101%, 100% and 100% for 1996, 1997, 1998 and 1999,
respectively. The debentures are unsecured general obligations of the Company and subordinated to all existing and future senior indebtness of the Company.

The Company's Senior Notes in the principal amount of $35,730 which were due in March 1995, together with the fixed 12% interest due thereon, were defeased in the first quarter of 1994 in conjunction with the issuance of the Senior Discount Notes. The 1994 contingent interest component of these Senior Notes, calculated by reference to the Company's share of available cash flow from the Coso Project, remains undefeased and outstanding through the end of the calculation period, December 31, 1994.

Proceeds from options for shares of common stock exercised in the three months ended March 31, 1994 aggregated approximately $307.

The Company is actively seeking to develop, construct, own and operate new power projects utilizing geothermal and other technologies, both domestically and internationally, the completion of any of which is subject to substantial risk. Development can require the Company to expend significant sums for preliminary engineering, permitting, legal and other expenses in preparation for competitive bids which the Company may not win or before it can be determined whether a project is feasible, economically attractive or capable of being financed. Successful development is contingent upon, among other things, negotiation of construction, fuel supply and power sales contracts with other project participants on terms satisfactory to the Company, and receipt of required governmental permits and consents. Further, there can be no assurance that the Company will obtain access to the substantial debt and equity capital required to develop and construct electric power projects or to refinance projects for which the Company has provided initial construction financing. The Company's future growth is dependent, in large part, upon the demand for significant amounts of additional electrical generating capacity and the

                                 CALIFORNIA ENERGY COMPANY, INC.

                             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        (in thousands, except per share and per kWh data)
                                       ___________________


Liquidity and Capital Resources: (continued)

Company's ability to obtain contracts to supply portions of this capacity. There can be no assurance that development efforts on any particular project, or the Company's efforts generally, will be successful.

The Company believes that the international independent power market holds the majority of new opportunities for financially attractive private power development in the next several years.
The financing and development of projects outside the United States entails significant political and financial risks (including, without limitation, uncertainties, associated with first time privatization efforts in the countries involved, currency exchange rate fluctuations, currency repatriation restrictions, political instability, civil unrest and expropriation) and other structuring issues that have the potential to cause substantial delays or material impairment of value to the project being developed, which the Company may not be fully capable of insuring against. The uncertainty of the legal environment in certain foreign countries in which the Company may develop or acquire projects could make it more difficult for the Company to enforce its rights under agreements relating to such projects. In addition, the laws and regulations of certain countries may limit the ability of the Company to hold a majority interest in some of the projects that it may develop or acquire. The Company's international projects may, in certain cases, be terminated by a government.

In 1993 the Company and the Philippine National Oil Company - Energy Development Corporation ("PNOC") obtained Energy Conversion agreements for two separate Philippines geothermal projects totalling in excess of 300 MW. These "take or pay" power sales contracts are for a 128 MW geothermal project at the Upper Mahiao geothermal site which has a target completion date of July 1996 and a 180 MW project at the Mahanagdong geothermal site with a target completion date of June 1997. Both projects are structured as ten year Build-Own-Transfer (BOT), in which the Company will construct the plants and operate them for ten years. The electricity generated by the geothermal power plants will be provided to the

                                 CALIFORNIA ENERGY COMPANY, INC.

                             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        (in thousands, except per share and per kWh data)
                                       ___________________


Liquidity and Capital Resources: (continued)

PNOC, which is also responsible for supplying the facilities with the geothermal steam. After a ten year cooperation period, and the recovery by the Company of its capital investment plus incremental return, the plants will be transferred to PNOC at no cost.

In April 1994, the Company closed the financing for the 128 MW Upper Mahiao geothermal power project located in the Philippines. The total project cost for the facility is approximately $218,000. The Company will supply $56,000 of equity and the financing will be for approximately $162,000. A syndicate of international commercial banks is providing the construction financing and the Export-Import Bank of the U.S. (Ex-Im Bank) is providing political risk insurance to the commercial banks on the construction loan and will provide the preponderance of project term financing upon commercial operation. The Overseas Private Investment Corporation
(OPIC) is providing political risk insurance on the equity investment by the Company in this project. The Upper Mahiao project is scheduled to begin construction shortly, and is expected to be in service by July of 1996. The project is structured as a ten year Build-Own-Transfer (BOT), in which the Company's subsidiary CE Cebu, the project company, will be responsible for building the power plant and providing the operations and maintenance during the ten year BOT period. The electricity generated by the Upper Mahiao geothermal power plant will be provided to the Philippine National Oil Company (PNOC), which is also responsible for supplying the facility with the geothermal steam. After a ten year cooperation period, the plant is transferred to PNOC at no cost. Ormat Inc. of Sparks, Nevada is the turnkey contractor for the project.

The Mahanagdong project will be built, owned and operated by CE Luzon Geothermal Power Company, a Philippine corporation, that is expected to be owned post completion as follows: 45% by the Company, 45% by Kiewit, and up to 10% by another industrial company. Kiewit Construction Group, Inc. (with an 80% interest) and The Ben Holt Co., Inc. (with a 20% interest), will be the consortium acting as the turnkey contractor.

                                 CALIFORNIA ENERGY COMPANY, INC.

                             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        (in thousands, except per share and per kWh data)
                                       ___________________


Liquidity and Capital Resources: (continued)

The Company estimates that Mahanagdong will have a total project cost of approximately $310 million. The anticipated capital structure will be a term loan of $225 million and approximately $85 million in equity contributions. The Company is in the process of arranging financing for the project and the Company may provide all or part of the construction debt financing on a structural basis similar to those of the Upper Mahiao construction loan. The Company also intends to provide its approximately $40 million share of the equity for the Mahanagdong project from existing cash.

The Company is near completion of the construction of its Yuma Project, a 50 MW natural gas fired cogeneration project in Yuma, Arizona. The Yuma project is currently in a start-up phase and the Company anticipates it to be fully operational late in the second quarter of 1994.

                                 CALIFORNIA ENERGY COMPANY, INC.

                                   PART II - OTHER INFORMATION


Item 1 -       Legal proceedings.

       See Note 5 to the 1993 Annual Consolidated Financial
       Statements.

Item 2 -       Changes in Securities.

       Not applicable.

Item 3 -       Defaults on Senior Securities.

       Not applicable.

Item 4 -       Submission of Matters to a Vote of Security Holders.

       Not applicable.

Item 5 -       Other Information.

       Not applicable.

Item 6 -       Exhibits and Reports on Form 8-K.



   (a)         Exhibits:

       Exhibit 11 - Calculation of earnings per share.

       Exhibit 15 - Awareness letter of Independent Accountants.


   (b)         Reports on Form 8-K:

       During the quarter ended March 31, 1994, the Company filed the following:

       (i) Form 8-K dated March 7, 1994 reporting the filing with the Securities and Exchange Commission of an S-3 registration statement for the planned offering in March of its Senior Discount Notes due 2004.

                                 CALIFORNIA ENERGY COMPANY, INC.

                                   PART II - OTHER INFORMATION
                                           (continued)


       (ii) Form 8-K dated March 28, 1994 reporting the closing of its offering of $400,000,000 of 10 1/4% Senior Discount Notes, which accrete to an aggregate principal amount of $529,640,000 at maturity and provide gross proceeds to the Company of $390,000,017.

                                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 CALIFORNIA ENERGY COMPANY, INC.

                                     /s/     John G. Sylvia
Date: May 4, 1994
                                     John G. Sylvia
                                     Vice President and
                                     Chief Financial Officer


                                     /s/     Gregory E. Abel

                                     Gregory E. Abel
                                     Assistant Vice President and
                                     Corporate Controller

                                          EXHIBIT INDEX

Exhibit                                                          Page
  No.                                                             No.



  11           Calculation of Earnings Per Share                  25

  15           Awareness Letter of Independent Accountants        26