Form 10-Q
period 1994-06-30
CALIFORNIA ENERGY CO INC
filed 1994-08-08
CIK 720556

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

                                         June 30, 1994

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

32,639,978 shares of Common Stock, $0.0675 par value were outstanding as of June 30, 1994.


                                CALIFORNIA ENERGY COMPANY, INC.

                                            Form 10-Q

                                          June 30, 1994
                                          _____________

                                         C O N T E N T S

                                 PART I:  FINANCIAL INFORMATION            Page

Item 1.        Financial Statements

Report of Independent Accountants                                            3

Consolidated Balance Sheets, June 30, 1994
  and December 31, 1993                                                      4

Consolidated Statements of Operations for the Three
  Months and Six Months Ended June 30, 1994 and 1993                         5

Consolidated Statements of Cash Flows for the
  Six Months Ended June 30, 1994 and 1993                                    6

Notes to Consolidated Financial Statements                                   7

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations                13


                                   PART II:  OTHER INFORMATION

Item 1.        Legal Proceedings                                            25
Item 2.        Changes in Securities                                        25
Item 3.        Defaults on Senior Securities                                25
Item 4.        Submission of Matters to a Vote of
               Security Holders                                             25
Item 5.        Other Information                                            26
Item 6.        Exhibits and Reports on Form 8-K                             26

Signatures                                                                  28

Exhibit Index                                                               29

INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors and Stockholders
California Energy Company, Inc.
Omaha, Nebraska

We have reviewed the accompanying consolidated balance sheet of California Energy Company, Inc. and subsidiaries as of June 30, 1994, and the related consolidated statements of operations for the three month and six month periods ended June 30, 1994 and 1993 and the related consolidated statements of cash flows for the six month periods ended June 30, 1994 and 1993. These financial statements are the responsibility of the Company's management.

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



DELOITTE & TOUCHE
July 15, 1994

                                 CALIFORNIA ENERGY COMPANY, INC.

                                   CONSOLIDATED BALANCE SHEETS
                            (in thousands, except per share amounts)
                                ________________________________
                                                                         June 30      December 31
                                                                          1994           1993
                                                                       (unaudited)
ASSETS
Cash and short-term investments                                        $  379,461      $ 127,756
Joint venture cash and short-term investments                               3,361         14,943
Restricted cash and short-term investments                                 98,476         48,105
Accounts receivable                                                        30,445         21,658
Due from joint ventures                                                     1,090          1,394
Properties and plants, net (Note 3)                                       487,653        458,974
Equipment, net of depreciation                                              4,266          4,540
Notes receivable - joint ventures                                          11,884         11,280
Other investments                                                           2,383         10,445
Deferred charges and other assets                                          28,123         16,889

       Total assets                                                    $1,047,142      $ 715,984

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Accounts payable                                                     $      811      $     607
  Other accrued liabilities                                                20,058         19,866
  Income taxes payable                                                        230          4,000
  Construction loans                                                        5,811              -
  Project loans                                                           233,080        246,880
  Senior Notes (Note 7)                                                         -         35,730
  Senior Discount Notes (Note 4)                                          410,850              -
  Convertible Subordinated Debentures                                     100,000        100,000
  Deferred income taxes                                                    20,761         18,310

       Total liabilities                                                  791,601        425,393

Deferred income                                                            19,849         20,288

Redeemable preferred stock                                                 61,150         58,800

Commitments and contingencies (Note 5)

Stockholders' equity:
       Preferred stock - authorized 2,000 shares, no
         par value
       Common stock - authorized 60,000 shares,
         par value $0.0675 per share, issued and
         outstanding 32,640 and 35,446 shares at
         June 30, 1994 and December 31, 1993,
         respectively                                                       2,407          2,404
       Additional paid in capital                                         101,343        100,965
       Retained earnings                                                  123,598        111,031
       Treasury stock - 3,009 and 157 common
         shares, at June 30, 1994 and
         December 31, 1993, respectively, at cost                         (52,806)        (2,897)

       Total stockholders' equity                                         174,542        211,503

       Total liabilities and stockholders' equity                      $1,047,142      $ 715,984

The accompanying notes are an integral part of these financial statements.

                                  CALIFORNIA ENERGY COMPANY, INC

                              CONSOLIDATED STATEMENTS OF OPERATIONS
                            (in thousands, except per share amounts)
                                ________________________________
                                               Three Months Ended            Six Months Ended
                                                     June 30                      June 30
                                                 1994         1993           1994           1993
                                                  (unaudited)                  (unaudited)
Revenues:

   Sales of electricity and steam                $36,850     $31,996        $67,669      $59,613
   Interest and other income                       8,404       3,926         12,995        7,470

      Total revenues                              45,254      35,922         80,664       67,083

Costs and expenses:

   Plant operations                                7,892       6,999         14,041       13,020
   General and administration                      2,941       3,188          6,320        6,237
   Royalties                                       2,397       1,935          4,394        3,521
   Depreciation and amortization                   5,002       4,555          9,800        8,700
   Interest expense                               17,594       6,045         26,827       12,809
   Less interest capitalized                      (2,628)       (889)        (5,431)      (2,140)

      Total costs and expenses                    33,198      21,833         55,951       42,147

Income before income taxes                        12,056      14,089         24,713       24,936

Provision for income taxes                         3,677       3,439          7,727        6,802

Income before extraordinary item
  and change in accounting principle               8,379      10,650         16,986       18,134

Extraordinary item (less applicable
  income taxes of $945) (Note 7)                       -           -         (2,007)           -
Cumulative effect of change
  in accounting principle                              -           -              -        4,100

Net income                                         8,379      10,650         14,979       22,234

Preferred dividends
(paid in kind)*                                    1,236       1,143          2,436        2,250

Net income attributable to
common shares                                    $ 7,143     $ 9,507        $12,543      $19,984

Income per share before extraordinary
  item and change in accounting
  principle                                      $   .20     $  .25         $   .40      $   .41

Extraordinary item (Note 7)                            -          -            (.06)           -
Cumulative effect of change in
  accounting principle                                 -          -               -          .11

Net income per share                             $  0.20     $ 0.25         $  0.34      $  0.52

Average number of common and
common equivalent shares
outstanding                                       35,883      38,443         36,827        38,557

The accompanying notes are an integral part of these financial statements.
[FN]
* Reflects dividends on the Company's Series C Redeemable Convertible Preferred Stock, which are payable in kind.

                                  CALIFORNIA ENERGY COMPANY, INC.

                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (in thousands)
                                ________________________________

                                                                               Six Months Ended
                                                                                    June 30
                                                                            1994           1993
                                                                               (unaudited)
Cash flows from operating activities:
     Net income                                                          $ 14,979       $ 22,234
     Adjustments to reconcile net cash flow from
        operating activities:
     Depreciation and amortization                                          9,800          8,700
     Amortization of original issue discount                               10,850              -
     Amortization of deferred financing costs                                 957            418
     Provision for deferred income taxes                                    2,451         (2,071)
     Changes in other items:
        Accounts receivable                                                (8,787)        (8,048)
        Accounts payable and accrued liabilities                              396         (5,978)
        Deferred income                                                      (439)          (436)
        Income tax payable                                                 (3,770)           290
        Other                                                                   -            (56)
        Net cash flows from operating activities                           26,437         15,053

Cash flows from investing activities:
     Capital expenditures relating to existing
        power plants                                                       (7,068)        (8,835)
     Well and resource development expenditures for
        existing projects                                                  (6,835)       (10,134)
     Acquisition of equipment                                                (271)            27
     Yuma plant - construction in progress                                 (5,903)       (13,692)
     Foreign projects - construction in progress
        and development                                                   (13,406)             -
     Pacific Northwest, Nevada and Utah Developments                       (4,722)       (14,704)
     Transmission line deposit                                                  -          7,684
     Increase in restricted cash                                          (50,371)          (226)
     Decrease (increase) in other investments
        and assets                                                          7,072           (382)
     Net cash flows from investing activities                             (81,504)       (40,262)

Cash flows from financing activities:
     Proceeds and net benefits from sale of common,
        treasury, and preferred stock and exercise
        of options                                                            319            546
     Deferred financing costs - Senior Discount Notes                     (11,201)             -
     Proceeds from issue of Senior Discount Notes                         400,000              -
     Defeasance of Senior Notes                                           (35,730)             -
     Repayment of project loans                                           (13,800)        (8,362)
     Deferred financing costs - Convertible
        Subordinated Debentures                                                 -         (2,500)
     Proceeds from issue of Convertible Subordinated
        Debentures                                                              -        100,000
     Proceeds from construction loan                                        5,811              -
     Increase in amounts due from joint ventures                             (300)        (2,007)
     Purchase of treasury stock                                           (49,909)             -
     Net cash flows from financing activities                             295,190         87,677

Net increase in cash and cash equivalents                                 240,123         62,468
Cash and cash equivalents at beginning of period                          142,699         63,519

Cash and cash equivalents at end of period                               $382,822       $125,987

Supplemental disclosures
Interest paid, net of amount capitalized                                 $ 12,531       $  9,671

Income taxes paid                                                        $  3,100       $  1,710

 The accompanying notes are an integral part of these financial statements.

                                 CALIFORNIA ENERGY COMPANY, INC.

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (in thousands, except per share amounts and per kWh amounts)
                                ________________________________


1.   General:

In the opinion of management of California Energy Company, Inc. (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (including normal recurring accruals) necessary to present fairly the financial position as of June 30, 1994 and the results of operations for the three and six months ended June 30, 1994 and 1993, and cash flows for the six months ended June 30, 1994 and 1993.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, and its proportionate share of the accounts of the partnerships and joint ventures in which it has invested.

The results of operations for the three and six months ended June
30, 1994 and 1993 are not necessarily indicative of the results to be expected for the full year.

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

                                CALIFORNIA ENERGY COMPANY, INC.

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (in thousands, except per share amounts and per kWh amounts)
                                ________________________________


3.   Properties and Plants:

        Properties and plants comprise the following:
                                                                  June 30             December 31
                                                                   1994                  1993
                                                                (unaudited)
    Project costs:
       Power plants and gathering systems                        $ 300,651             $ 246,219
       Wells and resource development                              168,511               161,137

                                                                   469,162               407,356
    Less accumulated depreciation
        and amortization                                           (77,068)              (67,813)

        Net facilities                                             392,094               339,543

        Resource development in progress                               400                   939

    Total project costs                                            392,494               340,482

    Yuma plant - construction in progress                                -                41,461
    Upper Mahiao plant - construction in progress                   12,722                     -
    Other foreign project development                                  684                     -
    Pacific Northwest costs                                         44,416                41,539
    Nevada and Utah properties costs                                37,337                35,492

        Total                                                    $ 487,653             $ 458,974

In June 1994 Yuma was transferred to power plants and gathering systems from Yuma plant - construction in progress.

4.      Senior Discount Notes:

In March 1994, the Company issued $400,000 of 10 1/4% Senior Discount Notes which accrete to an aggregate principal amount of $529,640 at maturity in 2004. The original issue discount (the difference between $400,000 and $529,640) will be amortized from issue date through January 15, 1997, during which time no cash interest will be paid on the Senior Discount Notes. Commencing July 15, 1997, cash interest on the Senior Discount Notes will be payable semiannually on January 15 and July 15 of each year. The Senior Discount Notes are redeemable at any time on or after January 15, 1999. The redemption prices commencing in the twelve month period beginning January 15, 1999 (expressed in percentages of the


                                 CALIFORNIA ENERGY COMPANY, INC.

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (in thousands, except per share and per kWh data)
                                       __________________


4.      Senior Discount Notes:  (continued)

principal amount) are 105.125%, 103.417%, 101.708%, and 100% for
1999, 2000, 2001, and 2002, respectively, plus accrued interest through the redemption date in each case. The Senior Discount
Notes are unsecured senior obligations of the Company.

5.      Commitments and Contingencies:

In April 1994, the Company closed the financing for the 128 GMW Upper Mahiao geothermal power project located in the Philippines. The total project cost for the facility is approximately $218,000. The Company will supply approximately $56,000 of equity and project debt financing will constitute the balance of approximately $162,000. A syndicate of international commercial banks is providing the construction financing. The Export-Import Bank of the U.S. (Ex-Im Bank) is providing political risk insurance to the commercial banks on the construction loan and will provide the preponderance of project term financing upon satisfaction of conditions associated with commercial operation. As of June 30, 1994, draws totaling $5,811 have been made on the construction loan and equity investments of $6,911 have been made by a subsidiary of the Company. The Overseas Private Investment Corporation (OPIC) is providing political risk insurance on the equity investment by the Company in this project. The Upper Mahiao project has begun construction, and is expected to be in service by July of 1996.
The project is structured as a ten year Build-Own-Transfer (BOT), in which the Company's subsidiary CE Cebu, the project company, will be responsible for implementing the construction of the geothermal power plant and providing the operations and maintenance during the ten year BOT period. The electricity generated by the Upper Mahiao geothermal power plant will be provided to the Philippine National Oil Company - Energy Development Corporation (PNOC-EDC), which is also responsible for supplying the facility with the geothermal steam. After a ten year cooperation period, and the recovery by the Company of its capital investment plus incremental return, the plant will be transferred to PNOC-EDC at no cost. Ormat Inc. of Sparks, Nevada is the turnkey contractor for the project.

                                CALIFORNIA ENERGY COMPANY, INC.

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (in thousands, except per share and per kWh data)
                                       __________________


5.      Commitments and Contingencies:  (continued)

In 1993 the Company and the Philippine National Oil Company - Energy Development Corporation ("PNOC-EDC") signed an Energy Conversion agreement for a 180 GMW project at the Mahanagdong geothermal site with a target completion date of June 1997. As with the Upper Mahiao project, the Mahanagdong project is structured as a ten year Build-Own-Transfer (BOT), in which the Company will be responsible for implementing the construction of the geothermal power plant and for the operations thereafter for the ten year BOT period. The electricity generated by the geothermal power plant will be provided to PNOC-EDC, which is also responsible for supplying the facility with the geothermal steam. After a ten year cooperation period, and the recovery by the Company of its capital investment plus incremental return, the plant will be transferred to PNOC at no cost.

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

The Company estimates that Mahanagdong will have a total project cost of approximately $320 million. The anticipated capital structure will be a term loan of $240 million and approximately $80 million in equity contributions. The Company is in the process of arranging financing for the project on a structural basis similar to the arrangements for Upper Mahiao. The construction debt financing is expected to be provided $40 million by OPIC, $20 million by an international commercial bank and $172 million by American Pacific Finance Company ("APFC"), a wholly owned finance company subsidiary of the Company. APFC construction debt financing will be provided from the Company's existing cash balances and may be sold down by APFC in secondary syndications to other international commercial banks. The debt provided by APFC and commercial banks will be insured against political risks by Ex-Im Bank. Ten year term debt financing will be provided by Ex-Im

                                 CALIFORNIA ENERGY COMPANY, INC.

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (in thousands, except per share and per kWh data)
                                       __________________


5.      Commitments and Contingencies:  (continued)

Bank and OPIC.  The Company intends to provide its approximately
$40 million share of the equity for the Mahanagdong project from existing cash, which investment will be insured against political risks by OPIC.

The Yuma Cogeneration Associates (YCA) 50 MW cogeneration power plant commenced commercial operation pursuant to its power purchase agreement with San Diego Gas & Electric ("SDG&E") at the end of May, 1994. In June, 1994 SDG&E filed a complaint in U.S. District Court seeking to be released from its power purchase agreement with YCA and has reduced payments to YCA.

The Company has reviewed SDG&E's complaint and believes it to be without merit. Contrary to assertions made by SDG&E, YCA has constructed and is operating its facility in accordance with the terms and conditions of the power purchase agreement with SDG&E and remains ready and willing to perform in accordance with those terms and conditions. In contrast, the Company believes that SDG&E's attempts to reduce payments to YCA constitute a breach of the power purchase agreement. The Company intends to defend the lawsuit vigorously and will seek to recover damages for any harm caused to the Company by this lawsuit and SDG&E's attempt to reduce payments to YCA.

6.      Income Taxes:

On January 1, 1993, the Company adopted Statement of Financial Accounting Standard No. 109 (FAS 109), Accounting for Income Taxes. The adoption of FAS 109 changed the Company's method of accounting for income taxes from the deferred method as required by Accounting Principles Board No. 11 to an asset and liability approach. Under FAS 109, the net excess deferred tax liability as of January 1, 1993 was determined to be $4,100. This amount was reflected in 1993 income as the cumulative effect of a change in accounting principle. It primarily represented the recognition of the Company's tax credit carryforwards as a deferred tax asset. There

                                CALIFORNIA ENERGY COMPANY, INC.

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (in thousands, except per share and per kWh data)
                                       __________________


6.      Income Taxes:  (continued)

was no cash impact to the Company upon the required adoption of FAS
109. Under FAS 109, the effective tax rate has increased due to the Company's tax credit carryforwards being recognized as an asset upon the adoption of FAS 109 and unavailable to reduce the current period's effective tax rate for computing the Company's provision for income taxes.

The Company's effective tax rate continues to be less than the statutory rate primarily due to the depletion deduction and the generation of energy tax credits in 1994. The significant components of the deferred tax liability are the temporary differences between the financial reporting basis and income tax basis of the power plant and the well and resource development costs, and in addition, the offsetting benefits of operating loss carryforwards and investment and geothermal energy tax credits.
The income tax provision for the six months ended June 30, 1994, is approximately 68% current tax expense and 32% deferred tax expense.

7.      Extraordinary Item:

In conjunction with the Company's Senior Discount Note offering (See Note 4), the 12% Senior Notes were defeased. This resulted in an extraordinary item in the amount of $2,007, after the income tax effect of $945. The extraordinary item represents the amount necessary to defease the interest payments and the unamortized portion of the deferred financing costs on the $35,730 Senior Notes. The 1994 contingent interest component of these Senior Notes, calculated by reference to the Company's share of available cash flow from the Coso Project, remains undefeased and outstanding through the end of the calculation period, December 31, 1994.

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

For purposes of consistent financial presentation, plant capacity factors are based upon a capacity amount of 88 gross MW/80 net MW for each plant at the Coso Project. Each plant possesses an operating margin which allows for production in excess of the amount listed above. Utilization of this operating margin is based upon a variety of factors and can be expected to vary between calendar quarters, under normal operating conditions.

Sales of electricity and steam increased to $36,850 in the second quarter of 1994 from $31,996 in the second quarter of 1993, a 15.2% increase. This improvement was primarily due to an increase in the Coso Project's electric kilowatt hour sales to 549.9 million kWh from 528.7 million kWh and an increased price per kWh in accordance with the S04 Agreements. For the six months ended June 30, sales of electricity and steam increased to $67,669 in 1994 from $59,613 in 1993, a 13.5% increase. Similarly, the increase was due to an increase in the Coso projects electric kilowatt hour sales to 1,079.0 million kWh from 1,032.2 million kWh and the aforementioned increased price per kWh.

The following operating data represent the aggregate capacity and electricity production of the Coso Project:

                               Three Months Ended                     Six Months Ended
                                   June 30                                June 30
                           1994              1993                1994                 1993
Overall capacity
 factor                    104.9%           100.9%               103.5%               99.0%

kWh produced            549,900,000      528,700,000        1,079,000,000        1,032,200,000

Installed capacity
  NMW  (average)           240             240                   240                 240

                                 CALIFORNIA ENERGY COMPANY, INC.

                             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        (in thousands, except per share and per kWh data)
                                       ___________________


Results of Operations:  (continued)

The Navy I plant capacity factor was 112.0% in the second quarter of 1994 compared to 104.3% in the second quarter of 1993. For the six months ended June 30, the Navy I plant capacity factor was 114.1% in 1994 compared to 105.9% for the same period in 1993. Several successful well workovers and the addition of a new well contributed to the improved performance. The Navy II plant capacity factor was 105.8% in the second quarter of 1994 compared to 97.0% in the second quarter of 1993. For the six months ended June 30, the Navy II plant capacity factor was 98.5% in 1994 compared to 97.5% for the same period in 1993. Navy II output benefitted from gathering system improvements completed in June of 1993. The BLM plant capacity factor was 97.0% in the second quarter of 1994 compared to 101.4% in the second quarter of 1993. For the six months ended June 30, the BLM plant capacity factor was 97.8% in 1994 compared to 93.6% for the same period in 1993. BLM output was reduced in the second quarter of 1994 due to planned maintenance outages. The 1993 six month plant capacity factor was reduced due to the plant overhaul completed in the first quarter of that year.

As a result of the successful performance of the BLM H2S abatement system, which was installed in 1992, the Navy I and Navy II Joint Ventures obtained authority to construct (ATC) permits for the installation of similar H2S abatement systems in an effort to enhance operational efficiency and improve long term reservoir management. Such abatement systems are expected to have an aggregate Coso Project capital cost of approximately $12,176. Completion of construction of the Navy I and Navy II abatement systems is currently expected to occur by year end of 1994. In conjunction with the ATC the Great Basin Unified Air Pollution Control District agreed to provide an eighteen month variance to Navy I which allows venting of a portion of Navy I's non-condensable gas while the abatement system is constructed and tested.

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


Results of Operations:  (continued)

The Coso Projects' average electricity prices per kWh in 1994, 1993, and 1992, were comprised of (in cents):

                                              Capacity
                             Energy           and Bonus         Total
Three Months Ended

June 30, 1994                10.91              1.94           12.85
March 31, 1994               10.85               .70           11.55
June 30, 1993                10.16              1.94           12.10
March 31, 1993               10.01               .74           10.75

Average Fiscal 1993          10.11              1.93*          12.04*

Average Fiscal 1992           9.23              2.10*          11.33*


* Represents annualized price per kWh. Typically, the capacity price is significantly higher in the months June through September.

In late May the Yuma plant commenced commercial operation pursuant to its power purchase agreement and operated at 82.7% of its 52.89 megawatt nameplate rating.

Roosevelt Hot Springs steam field supplied 100% of customer power plant steam requirements in the second quarter and for the six months ended June 30, 1994. The Company has approximately 70% interest in the Roosevelt Hot Springs field.

The Desert Peak power plant operated at 106.3% of its nine net megawatt capacity in the second quarter of 1994. For the six months ended June 30, 1994, the Desert Peak plant capacity factor was 107.7%.

                                 CALIFORNIA ENERGY COMPANY, INC.

                             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        (in thousands, except per share and per kWh data)
                                       ___________________

Results of Operations: (continued)

Interest and other income increased in the second quarter of 1994 to $8,404 from $3,926 for the same period in 1993. For the six months ended June 30, interest and other income increased to $12,995 in 1994 from $7,470 for the same period in 1993. The increase primarily reflects interest income on higher average cash balances from the issuance of the Senior Discount Notes.

The Company's expenses as a percentage of sales of electricity and steam were as follows:

                                             Three Months Ended              Six Months Ended
                                                  June 30                         June 30
                                             1994          1993             1994           1993
Plant operations (net of
 Company's operator fees)                    17.9%          18.3%            17.1%          18.1%

General and administration                    8.0%          10.0%             9.3%          10.5%

Royalties                                     6.5%           6.0%             6.5%           5.9%

Depreciation and
  amortization                               13.6%          14.2%            14.5%          14.6%

Interest (less amounts
capitalized)                                 40.6%          16.1%            31.6%          17.9%

                                             86.6%          64.6%            79.0%          67.0%

Plant operations increased to $7,892 in the second quarter of 1994 from $6,999 in the second quarter of 1993, a 12.8% increase. For the six months ended June 30, plant operations increased to $14,041 in 1994 from $13,020 in 1993, a 7.8% increase. The increase was due to the inclusion of the plant operating costs of the Yuma cogeneration plant which started operations in May 1994.


                                 CALIFORNIA ENERGY COMPANY, INC.

                             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        (in thousands, except per share and per kWh data)
                                       ___________________

Results of Operations: (continued)

General and administration costs decreased to $2,941 in the second quarter of 1994 from $3,188 in the second quarter of 1993, a 7.7% decrease. For the six months ended June 30, general and administration costs increased to $6,320 in 1994 from $6,237 in 1993, a 1.3% increase.

Royalty costs increased to $2,397 in the second quarter of 1994 from $1,935 in the second quarter of 1993, a 23.9% increase. For the six months ended June 30, royalties increased to $4,394 in 1994 from $3,521 in 1993, a 24.8% increase. The increases were due to the increase in sales of electricity and an increase in the effective royalty rate at BLM.

Depreciation and amortization increased to $5,002 in the second quarter of 1994 from $4,555 in the second quarter of 1993, a 9.8% increase. For the six months ended June 30, depreciation and amortization increased to $9,800 in 1994 from $8,700 in 1993, a 12.6% increase. The increase was due primarily to capital expenditures at the Coso Project and depreciation of the Yuma plant.

Interest expense before amounts capitalized increased to $17,594 in the second quarter of 1994 from $6,045 in the second quarter of 1993, a 191.1% increase. For the six months ended June 30, interest expense increased to $26,827 in 1994 from $12,809 in 1993, an 109.4% increase. The increase was primarily due to the original issue discount amortization expense on the Senior Discount Notes issued in March 1994 and interest expense on the convertible subordinated debentures which were issued in June 1993, offset in part by the defeasance of the Senior Notes in March 1994.

The provision for income taxes increased to $3,677 in the second quarter of 1994 from $3,439 in the second quarter of 1993 a 6.9% increase. For the six months ended June 30, the provision for income taxes increased to $7,727 in 1994 from $6,802 in 1993, a 13.6% increase. The increases are due to a higher tax rate in

                                CALIFORNIA ENERGY COMPANY, INC.

                             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        (in thousands, except per share and per kWh data)
                                       ___________________


Results of Operations: (continued)

1994, and reflects the impact to the 1993 effective tax rate of tax credits taken as a result of the Mission Power Engineering settlement. The Company's effective rate continues to be less than the expected statutory rate primarily due to the percentage depletion deduction and energy tax credits generated in the current year.

Income before extraordinary item and the cumulative effect of a change in accounting principle decreased to $8,379 in the second quarter of 1994 from $10,650 in the second quarter of 1993, a 21.3% decrease. Net income attributable to common shares in the second quarter of 1994 decreased to $7,143 or 20 cents per share from $9,507 or 25 cents per share in the second quarter of 1993. Net income excluding the effect of the Senior Discount Notes was approximately $10,346 or 29 cents per share for the second quarter of 1994. For the six months ended June 30, income before extraordinary item and the cumulative effect of a change in accounting principle decreased to $16,986 or 40 cents per share from $18,134 or 41 cents per share, a 6.3% decrease. Net income attributable to common shares for the six months ended June 30, decreased to $12,543 or 34 cents per share from $19,984 or 52 cents per share, a 37.2% decrease. Net income excluding the effect of the Senior Discount Notes was approximately $17,926 or 49 cents per share for the six months ended June 30, 1994.

Liquidity and Capital Resources:

The Company's cash and investments were $379,461 at June 30, 1994 as compared to $127,756 at December 31, 1993. In addition, the Company's share of Coso Project retained cash and investments in project control accounts at June 30, 1994 and December 31, 1993 was $3,361 and $14,943, respectively. Distributions out of the project control account are made monthly to the Company for operation and maintenance and capital costs and semiannually to each Coso Joint Venture partner for profit sharing under a prescribed calculation subject to mutual agreement by the partners. In addition, the Company recorded separately restricted cash and short-term

                                  CALIFORNIA ENERGY COMPANY, INC.

                             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        (in thousands, except per share and per kWh data)
                                       ___________________


Liquidity and Capital Resources: (continued)

investments of $98,476 and $48,105 at June 30, 1994 and December 31, 1993, respectively. The restricted balances were comprised primarily of amounts deposited in restricted accounts from which the Company will source its equity contribution requirements relating to the Upper Mahiao project and of its proportionate share of Coso Project cash reserves for a debt service reserve fund. The Coso Project established these reserves in conjunction with the refinancing of its previous bank debt.

In March 1994, the Company issued $400,000 of 10 1/4% Senior Discount Notes which accrete to an aggregate principal amount of $529,640 at maturity in 2004. The original issue discount (the difference between $400,000 and $529,640) will be amortized from issue date through January 15, 1997, during which time no cash interest will be paid on the Senior Discount Notes. Commencing July 15, 1997, cash interest on the Senior Discount Notes will be payable semiannually on January 15 and July 15 of each year. The Senior Discount Notes are redeemable at any time on or after January 15, 1999. The redemption prices commencing in the twelve month period beginning January 15, 1999 (expressed in percentages of the principal amount) are 105.125%, 103.417%, 101.708%, and 100% for
1999, 2000, 2001, and 2002, respectively, plus accrued interest through the redemption date in each case. The Senior Discount
Notes are unsecured senior obligations of the Company.

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


Liquidity and Capital Resources: (continued)

In June of 1993, the Company issued $100,000 principal amount of 5% Convertible Subordinated Debentures ("Debentures") due July 31, 2000. The Debentures are convertible into shares of the Company's common stock at any time prior to redemption or maturity at a conversion price of $22.50 per share, subject to adjustment in certain circumstances. Interest on the Debentures is payable semi-annually in arrears on July 31 and January 31 of each year, and commenced on July 31, 1993. The Debentures may be redeemed for cash at any time on or after July 31, 1996 at the option of the Company. The redemption prices commencing in the twelve month period beginning July 31, 1996 (expressed in percentages of the principal amount) are 102%, 101%, 100% and 100% for 1996, 1997,
1998 and 1999, respectively. The Debentures are unsecured general obligations of the Company and subordinated to all senior indebtedness of the Company.

In December 1992, the Company entered into an agreement with Community Energy Alternatives Incorporated ("CEA") to purchase CEA's interest in the Coso Project for $9,800. The terms of the agreement granted the Company's Coso Project Joint Venture Partner an option to purchase the CEA interest for a price which provided the Company with a 17% per annum return for the period the Company owned the CEA interest. In April 1994, the Coso Project Joint Venture Partner purchased the CEA interest from the Company for the defined price.

In May 1994, pursuant to a special antidilution provision of the 1991 Stock Purchase Agreement between the Company and Kiewit Energy Company, the Company increased Kiewit Energy Company's existing option (granted in 1991) to purchase 3 million shares at $12 per share by an additional 289,163 shares as a final adjustment under such provision.

Proceeds from options for shares of common stock exercised in the three months ended June 30, 1994 aggregated approximately $319.


                                 CALIFORNIA ENERGY COMPANY, INC.

                             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        (in thousands, except per share and per kWh data)
                                       ___________________


Liquidity and Capital Resources: (continued)

The Company is actively seeking to develop, construct, own and operate new power projects utilizing geothermal and other technologies, both domestically and internationally, the completion of any of which is subject to substantial risk. Development can require the Company to expend significant sums for preliminary engineering, field development, permitting, legal and other expenses in preparation for competitive bids which the Company may not win or before it can be determined whether a project is feasible, economically attractive or capable of being financed. Successful development is contingent upon, among other things, negotiation of construction, fuel supply and power sales contracts with other project participants on terms satisfactory to the Company, and receipt of required governmental permits and consents. Further, there can be no assurance that the Company will obtain access to the substantial debt and equity capital required to develop and construct electric power projects or to refinance projects for which the Company has provided initial construction financing. The Company's future growth is dependent, in large part, upon the demand for significant amounts of additional electrical generating capacity and the Company's ability to obtain contracts to supply portions of this capacity. There can be no assurance that development efforts on any particular project, or the Company's efforts generally, will be successful.

The Company believes that the international independent power market holds the majority of new opportunities for financially attractive private power development in the next several years.
The financing and development of projects outside the United States entail significant political and financial risks (including, without limitation, uncertainties associated with first time privatization efforts in the countries involved, currency exchange rate fluctuations, currency repatriation restrictions, political instability, civil unrest and expropriation) and other structuring issues that have the potential to cause substantial delays or material impairment of value to the project being developed, which the Company may not be fully capable of insuring against. The uncertainty of the legal environment in certain foreign countries

                                 CALIFORNIA ENERGY COMPANY, INC.

                             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        (in thousands, except per share and per kWh data)
                                       ___________________

Liquidity and Capital Resources: (continued)

in which the Company may develop or acquire projects could make it more difficult for the Company to enforce its rights under agreements relating to such projects. In addition, the laws and regulations of certain countries may limit the ability of the Company to hold a majority interest in some of the projects that it may develop or acquire. The Company's international projects may, in certain cases, be terminated by a government.

In April 1994, the Company closed the financing for the 128 GMW Upper Mahiao geothermal power project located in the Philippines. The total project cost for the facility is approximately $218,000. The Company will supply approximately $56,000 of equity and project debt financing will constitute the balance of approximately $162,000. A syndicate of international commercial banks is providing the construction financing. The Export-Import Bank of the U.S. (Ex-Im Bank) is providing political risk insurance to the commercial banks on the construction loan and will provide the preponderance of project term financing upon satisfaction of conditions associated with commercial operation. As of June 30, 1994, draws totaling $5,811 have been made on the construction loan and equity investments of $6,911 have been made by a subsidiary of the Company. The Overseas Private Investment Corporation (OPIC) is providing political risk insurance on the equity investment by the Company in this project. The Upper Mahiao project has begun construction, and is expected to be in service by July of 1996.
The project is structured as a ten year Build-Own-Transfer (BOT), in which the Company's subsidiary CE Cebu, the project company, will be responsible for implementing the construction of the geothermal power plant and providing the operations and maintenance during the ten year BOT period. The electricity generated by the Upper Mahiao geothermal power plant will be provided to the Philippine National Oil Company - Energy Development Corporation (PNOC-EDC), which is also responsible for supplying the facility with the geothermal steam. After a ten year cooperation period, and the recovery by the Company of its capital investment plus incremental return, the plant will be transferred to PNOC-EDC at no cost. Ormat Inc. of Sparks, Nevada is the turnkey contractor for the project.

                                 CALIFORNIA ENERGY COMPANY, INC.

                             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        (in thousands, except per share and per kWh data)
                                       ___________________


Liquidity and Capital Resources: (continued)

In 1993 the Company and the Philippine National Oil Company - Energy Development Corporation ("PNOC-EDC") signed an Energy Conversion agreement for a 180 GMW project at the Mahanagdong geothermal site with a target completion date of June 1997. As with the Upper Mahiao project, the Mahanagdong project is structured as a ten year Build-Own-Transfer (BOT), in which the Company will be responsible for implementing the construction of the geothermal power plant and for the operations thereafter for the ten year BOT period. The electricity generated by the geothermal power plant will be provided to PNOC-EDC, which is also responsible for supplying the facility with the geothermal steam. After a ten year cooperation period, and the recovery by the Company of its capital investment plus incremental return, the plant will be transferred to PNOC at no cost.

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

The Company estimates that Mahanagdong will have a total project cost of approximately $320 million. The anticipated capital structure will be a term loan of $240 million and approximately $80 million in equity contributions. The Company is in the process of arranging financing for the project on a structural basis similar to the arrangements for Upper Mahiao. The construction debt financing is expected to be provided $40 million by OPIC, $20 million by an international commercial bank and $172 million by American Pacific Finance Company ("APFC"), a wholly owned finance company subsidiary of the Company. APFC construction debt financing will be provided from the Company's existing cash balances and may be sold down by APFC in secondary syndications to other international commercial banks. The debt provided by APFC and commercial banks will be insured against political risks by Ex-

                                 CALIFORNIA ENERGY COMPANY, INC.

                             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        (in thousands, except per share and per kWh data)
                                       ___________________


Liquidity and Capital Resources: (continued)

Im Bank. Ten year term debt financing will be provided by Ex-Im Bank and OPIC. The Company intends to provide its approximately $40 million share of the equity for the Mahanagdong project from existing cash, which investment will be insured against political risks by OPIC.

The Company commenced commercial operation of its 50 MW cogeneration project in Yuma Arizona pursuant to the power purchase agreement. See Note 5 of the Notes to Consolidated Financial
Statements regarding San Diego Gas & Electric litigation.

As of June 30, 1994 the Company has repurchased 3,009 shares of its common shares at a cost of $52,806. This repurchase provides shares for issuance under the Company's employee stock option plan and other outstanding convertible securities. The shares may also be used for any future convertible securities or employee benefit plans.


                                 CALIFORNIA ENERGY COMPANY, INC.

                                   PART II - OTHER INFORMATION


Item 1 -       Legal proceedings.

       See Note 5 to the 1993 Annual Consolidated Financial
       Statements.  See Notes to the 10-Q for the quarter ended June
       30, 1994.

Item 2 -       Changes in Securities.

       Not applicable.

Item 3 -       Defaults on Senior Securities.

       Not applicable.

Item 4 -       Submission of Matters to a Vote of Security Holders.

       a. The Company's Annual Meeting of Stockholders was held on May 12, 1994.

       b.      Not applicable.

       c.      The following proposals were voted at the annual meeting:

       (i) Proposal 1 - Election for Director (with terms expiring at the 1997 annual meeting) of each of the persons named below as follows:

                                                                Withholding
                  Nominees                       For             Authority
                  Edgar D. Aronson            33,841,001           63,229
                  Richard R. Jaros            33,804,625           99,605
                  Ben Holt                    33,802,001          101,285

       (ii)       Proposal 2 - Ratification of the appointment of
                  Deloitte & Touche as independent auditors for the fiscal year 1994.

                  Such proposal passed with 33,826,970 affirmative votes. 22,476 votes were cast against such proposal.

                                 CALIFORNIA ENERGY COMPANY, INC.

                                   PART II - OTHER INFORMATION
                                           (continued)


       (iii) Proposal 3 - Ratification of the Company's 1994 Employee Stock Purchase Plan which provides for an aggregate of 750,000 shares to be purchased by employees.

                      Such proposal passed with 26,167,643 affirmative votes. 2,836,302 votes were cast against such proposal.

       (iv) Proposal 4 - Ratification of an amendment to the Company's Employee Option Plan to increase the aggregate number of stock options that may be granted to employees by 1,586,000 shares.

                      Such proposal passed with 24,833,861 affirmative votes. 4,144,640 votes were cast against such proposal.

Item 5 -       Other Information.

       Not applicable.

Item 6 -       Exhibits and Reports on Form 8-K.



   (a)         Exhibits:

       Exhibit 11 - Calculation of earnings per share.

       Exhibit 15 - Awareness letter of Independent Accountants.


   (b)         Reports on Form 8-K:

       During the quarter ended June 30, 1994, the Company filed the following:

                                 CALIFORNIA ENERGY COMPANY, INC.

                                   PART II - OTHER INFORMATION
                                           (continued)


       (i) Form 8-K dated April 11, 1994 reporting the close of financing for the 128 GMW Upper Mahiao geothermal power project located in the Philippines. The Export-Import Bank of the U.S. (Ex-Im Bank) is the project term lender, with the Overseas Private Investment Corporation (OPIC) providing political risk insurance on the equity investment by the Company.

       (ii) Form 8-K dated May 6, 1994 reporting that David L. Sokol, the President, Chief Executive Officer and a Director, was named Chairman of the Board of Directors. He succeeded the vacancy created by the resignation of Richard R. Jaros.

       (iii) Form 8-K dated June 8, 1994 reporting that San Diego Gas & Electric had filed a complaint in U.S. District court seeking to be released from its power purchase agreement with Yuma Cogeneration Associates (YCA) and has stated its intent to reduce payments to YCA.


                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    CALIFORNIA ENERGY COMPANY, INC.

                                             /s/    John G. Sylvia
Date: August 5, 1994
                                             John G. Sylvia
                                             Senior Vice President and
                                             Chief Financial Officer


                                             /s/    Gregory E. Abel

                                             Gregory E. Abel
                                             Vice President, Controller and
                                             Chief Accounting Officer


                                          EXHIBIT INDEX

Exhibit                                                                 Page
  No.                                                                   No.



  11              Calculation of Earnings Per Share                     30

  15              Awareness Letter of Independent Accountants           31