Form 10-Q
period 1994-09-30
CALIFORNIA ENERGY CO INC
filed 1994-11-14
CIK 720556

SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON D.C.  20549

                               ______________________

                                      FORM 10-Q

                 Quarterly Report Pursuant to Section 13 or 15(d) of
                         the Securities Exchange Act of 1934

                           For the quarterly period ended

                                September 30, 1994

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

32,229,584 shares of Common Stock, $0.0675 par value were outstanding as of September 30, 1994.

                           CALIFORNIA ENERGY COMPANY, INC.

                                      Form 10-Q

                                 September 30, 1994
                                    _____________

                                   C O N T E N T S

                           PART I:  FINANCIAL INFORMATION                 Page

Item 1.      Financial Statements

Independent Accountants' Report                                             3

Consolidated Balance Sheets, September 30, 1994
  and December 31, 1993                                                     4

Consolidated Statements of Operations for the Three
  Months and Nine Months Ended September 30, 1994 and 1993                  5

Consolidated Statements of Cash Flows for the
  Nine Months Ended September 30, 1994 and 1993                             6

Notes to Consolidated Financial Statements                                  7

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations                  18


                             PART II:  OTHER INFORMATION

Item 1.      Legal Proceedings                                              36
Item 2.      Changes in Securities                                          36
Item 3.      Defaults on Senior Securities                                  36
Item 4.      Submission of Matters to a Vote of
             Security Holders                                               36
Item 5.      Other Information                                              36
Item 6.      Exhibits and Reports on Form 8-K                               36

Signatures                                                                  38

Exhibit Index                                                               39


INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors and Stockholders
California Energy Company, Inc.
Omaha, Nebraska

We have reviewed the accompanying consolidated balance sheet of California Energy Company, Inc. and subsidiaries as of September 30, 1994, and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 1994 and 1993 and the related consolidated statements of cash flows for the nine-month periods ended September 30, 1994 and 1993. These financial statements are the responsibility of the Company's management.

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



DELOITTE & TOUCHE LLP
October 19, 1994

                           CALIFORNIA ENERGY COMPANY, INC.

                             CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share amounts)
                          ________________________________

                                                      September 30  December 31
                                                          1994         1993
                                                       (unaudited)
ASSETS
Cash and short-term investments                        $  316,349    $ 127,756
Joint venture cash and short-term investments              27,088       14,943
Restricted cash and short-term investments                127,380       48,105
Accounts receivable                                        33,901       21,658
Due from joint ventures                                     1,639        1,394
Properties and plants, net (Note 3)                       522,268      458,974
Equipment, net of depreciation                              4,699        4,540
Notes receivable - joint ventures                          12,255       11,280
Other investments                                          11,517       10,445
Deferred charges and other assets                          29,968       16,889

       Total assets                                    $1,087,064    $ 715,984

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Accounts payable                                    $    1,021    $     607
   Other accrued liabilities                               23,357       19,866
   Income taxes payable                                       587        4,000
   Construction loans                                      21,079            -
   Project loans                                          233,080      246,880
   Senior Notes (Note 8)                                        -       35,730
   Senior Discount Notes (Note 4)                         421,375            -
   Convertible Subordinated Debentures                    100,000      100,000
   Deferred income taxes                                   24,774       18,310

       Total liabilities                                  825,273      425,393

Deferred income                                            19,781       20,288

Redeemable preferred stock                                 62,350       58,800

Commitments and contingencies (Note 5)

Stockholders' equity:
   Preferred stock - authorized 2,000 shares, no
     par value
   Common stock - authorized 60,000 shares,
     par value $0.0675 per share, issued and
     outstanding 32,230 and 35,446 shares at
     September 30, 1994 and December 31, 1993,
     respectively                                           2,407        2,404
   Additional paid in capital                             100,000      100,965
   Retained earnings                                      136,769      111,031
   Treasury stock - 3,420 and 157 common
     shares, at September 30, 1994 and
     December 31, 1993, respectively, at cost             (59,516)      (2,897)

   Total stockholders' equity                             179,660      211,503

   Total liabilities and stockholders' equity          $1,087,064    $ 715,984


     The accompanying notes are an integral part of these financial statements.

                              CALIFORNIA ENERGY COMPANY, INC


                           CONSOLIDATED STATEMENTS OF OPERATIONS
                         (in thousands, except per share amounts)
                             ________________________________

                                       Three Months Ended    Nine Months Ended
                                         September 30           September 30
                                         1994       1993       1994        1993
                                          (unaudited)            (unaudited)
Revenues:
  Sales of electricity and steam       $49,498   $41,433    $117,208   $101,046
  Interest and other income              9,026     4,824      21,980     12,294

      Total revenues                    58,524    46,257     139,188    113,340

Costs and expenses:
  Plant operations                       9,846     5,878      23,887     18,898
  General and administration             3,216     2,359       9,536      8,596
  Royalties                              3,504     3,004       7,898      6,525
  Depreciation and amortization          5,639     4,344      15,439     13,044
  Interest expense                      17,653     8,184      44,480     20,993
  Less interest capitalized             (2,087)   (1,682)     (7,518)    (3,822)

      Total costs and expenses          37,771    22,087      93,722     64,234

Income before income taxes              20,753    24,170      45,466     49,106

Provision for income taxes               6,340     7,493      14,067     14,295

Income before extraordinary item
  and change in accounting principle 14,413 16,677 31,399 34,811 Extraordinary item (less applicable
  income taxes of $945) (Note 8)             -         -      (2,007)         -
Cumulative effect of change
  in accounting principle                    -         -           -      4,100

Net income                              14,413    16,677      29,392     38,911

Preferred dividends
(paid in kind)*                          1,275     1,179       3,711      3,429

Net income attributable to
common shares                          $13,138   $15,498     $25,681    $35,482

Income per share before extraordinary
  item and change in accounting
  principle                            $   .38    $  .41     $   .77    $   .81

Extraordinary item (Note 8)                  -         -        (.06)         -

Cumulative effect of change in
  accounting principle                       -        -            -        .11

Net income per share
  assuming no dilution                 $  0.38    $ 0.41     $  0.71    $  0.92
Net income per share
  assuming full dilution (Note 7)      $  0.36    $ 0.41     $  0.70    $  0.92

Average number of common and
  common equivalent shares outstanding
  assuming no dilution                  34,831    38,180      36,174     38,436


   The accompanying notes are an integral part of these financial statements.

* Reflects dividends on the Company's Series C Redeemable Convertible Preferred Stock, which are payable in kind.

                           CALIFORNIA ENERGY COMPANY, INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in thousands)
                          ________________________________


                                                           Nine Months Ended
                                                              September 30
                                                            1994         1993
                                                               (unaudited)
Cash flows from operating activities:
     Net income                                          $ 29,392     $ 38,911
     Adjustments to reconcile net cash flow from
       operating activities:
     Depreciation and amortization                         15,439       13,044
     Amortization of original issue discount               21,375            -
     Amortization of deferred financing costs               1,421          714
     Provision for deferred income taxes                    6,464        1,848
     Changes in other items:
       Accounts receivable                                (12,243)     (12,638)
       Accounts payable and accrued liabilities             3,905       (4,906)
       Deferred income                                       (507)        (657)
       Income tax payable                                  (3,413)       1,444
       Other                                                    -           (3)
       Net cash flows from operating activities            61,833       37,757

Cash flows from investing activities:
     Capital expenditures relating to existing
       power plants                                       (10,739)      (9,401)
     Well and resource development expenditures for
       existing projects                                   (8,508)     (13,270)
     Acquisition of equipment                                (411)      (1,116)
     Yuma plant                                            (5,611)     (25,530)
     Foreign projects - construction in progress
       and development                                    (46,841)           -
     Pacific Northwest, Nevada and Utah developments       (6,782)     (14,933)
     Transmission line deposit                                  -        7,684
     Decrease (increase) in restricted cash               (79,275)      12,892
     Increase in other investments and assets              (4,371)      (2,327)
     Net cash flows from investing activities            (162,538)     (46,001)

Cash flows from financing activities:
     Proceeds and net benefits from sale of common,
       treasury, and preferred stock and exercise
       of options                                             677        2,303
     Deferred financing costs - Senior Discount Notes     (11,201)           -
     Proceeds from issue of Senior Discount Notes         400,000            -
     Defeasance of Senior Notes                           (35,730)           -
     Repayment of project loans                           (13,800)      (8,362)
     Deferred financing costs - Convertible
       Subordinated Debentures                                  -       (2,500)
     Proceeds from issue of Convertible Subordinated
       Debentures                                               -      100,000
     Proceeds from construction loan                       21,079            -
     Increase in amounts due from joint ventures           (1,220)      (2,139)
     Purchase of treasury stock                           (58,362)           -
     Net cash flows from financing activities             301,443       89,302

Net increase in cash and cash equivalents                 200,738       81,058

Cash and cash equivalents at beginning of period          142,699       63,519

Cash and cash equivalents at end of period               $343,437     $144,577

Supplemental disclosures:
Interest paid, net of amounts capitalized                $ 14,494     $ 14,881
Income taxes paid                                        $  5,070     $  1,410


     The accompanying notes are an integral part of these financial statements.


                          CALIFORNIA ENERGY COMPANY, INC.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (in thousands, except per share and per kWh data)
                          ________________________________


1.   General:

In the opinion of management of California Energy Company, Inc. (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (including normal recurring accruals) necessary to present fairly the financial position as of September 30, 1994 and the results of operations for the three and nine months ended September 30, 1994 and 1993, and cash flows for the nine months ended September 30, 1994 and 1993.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, and its proportionate share of the accounts of the partnerships and joint ventures in which it has invested.

The results of operations for the three and nine months ended
September 30, 1994 and 1993 are not necessarily indicative of the results to be expected for the full year.

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


                            CALIFORNIA ENERGY COMPANY, INC.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (in thousands, except per share and per kWh data)
                          ________________________________



3.   Properties and Plants:

Properties and plants comprise the following:

                                                 September 30      December 31
                                                     1994             1993
                                                  (unaudited)
    Project costs:
       Power plants and gathering systems          $ 304,030        $ 246,219
       Wells and resource development                171,802          162,776

                                                     475,832          408,995
    Less accumulated depreciation
       and amortization                              (85,010)         (69,823)

       Net facilities                                390,822          339,172

       Resource development in progress                  421              939

    Total project costs                              391,243          340,111

    Yuma plant - construction in progress                  -           41,461
    Upper Mahiao plant - construction in progress     34,584                -
    Mahanagdong - construction in progress            11,053                -
    Other foreign project development                  1,204                -
    Pacific Northwest costs                           45,922           41,910
    Nevada and Utah properties costs                  38,262           35,492

       Total                                       $ 522,268        $ 458,974

In June 1994, amounts recorded as "Yuma plant - construction in progress" were transferred to "Power plants and gathering systems".

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

5.     Commitments and Contingencies:

In April 1994, the Company closed the financing for the 128 GMW Upper Mahiao geothermal power project located in the Philippines. The total project cost for the facility is approximately $218,000. The Company will supply approximately $56,000 of equity and project debt financing will constitute the balance of approximately $162,000. A syndicate of international commercial banks is providing the construction financing. The Export-Import Bank of the U.S. ("Ex-Im Bank") is providing political risk insurance to the commercial banks on the construction loan and will provide the preponderance of project term financing upon satisfaction of conditions associated with commercial operation. As of September 30, 1994, draws on the construction loan totalled $20,636, equity investments made by a subsidiary of the Company totalled $12,712, and the Company has invested $1,236. The Overseas Private Investment Corporation ("OPIC") is providing political risk insurance on the equity investment by the Company in this project. The Upper Mahiao project has begun construction, and is expected to be in service by July of 1996. The project is structured as a ten year Build-Own-Transfer ("BOT"), in which the Company's subsidiary CE Cebu Geothermal Power Company, Inc., the project company, will be responsible for implementing construction of the geothermal power plant and, as owner, for providing operations and maintenance during the ten year BOT period. The electricity generated by the Upper Mahiao geothermal power plant will be sold to the Philippine National Oil Company - Energy Development Corporation ("PNOC-EDC"), which is also responsible for supplying the facility with the geothermal steam. After a ten year cooperation period, and the


                           CALIFORNIA ENERGY COMPANY, INC.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (in thousands, except per share and per kWh data)
                                 __________________



5.     Commitments and Contingencies:  (continued)

recovery by the Company of its capital investment plus incremental return, the plant will be transferred to PNOC-EDC at no cost.
Ormat Inc. of Sparks, Nevada is the turnkey contractor for the project.

In 1993 the Company and PNOC-EDC signed an Energy Conversion agreement for a 180 GMW project at the Mahanagdong geothermal site with a target completion date of July 1997. As with the Upper Mahiao project, the Mahanagdong project is structured as a ten year Build-Own-Transfer ("BOT"), in which the Company will be responsible for implementing construction of the geothermal power plant and, as owner, for providing operations and maintenance for the ten year BOT period. The electricity generated by the geothermal power plant will be sold to PNOC-EDC, which is also responsible for supplying the facility with the geothermal steam. After a ten year cooperation period, and the recovery by the Company of its capital investment plus incremental return, the plant will be transferred to PNOC-EDC at no cost.

The Mahanagdong project will be built, owned and operated by CE Luzon Geothermal Power Company, a Philippine corporation, that is expected to be owned post completion as follows: 45% by the Company, 45% by Kiewit, and up to 10% by another industrial company. The turnkey contractor consortium consists of Kiewit Construction Group, Inc. (with an 80% interest) and The Ben Holt Co., a wholly owned subsidiary of the Company (with a 20% interest).

In August 1994, the Company completed the financing on the Mahanagdong project with a total project cost of approximately $320 million. The capital structure consists of a term loan of $240 million and approximately $80 million in equity contributions. The construction debt financing facility will be provided by OPIC and a consortium of commercial lenders led by Bank of America NT&SA. The debt provided by the commercial lenders will be insured against political risks by the Ex-Im Bank. Ten-year term debt financing will be provided by Ex-Im Bank (which will replace the construction debt) and by OPIC.

                           CALIFORNIA ENERGY COMPANY, INC.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (in thousands, except per share and per kWh data)
                                 __________________



5.     Commitments and Contingencies:  (continued)

The Mahanagdong project has commenced construction and as of September 30, 1994, the Company's proportionate share of draws on the construction loan totalled $443, equity investments made by a subsidiary of the Company totalled $3,899, and the Company has invested $6,711.

The Company has made an offer (the "Offer to Purchase") to acquire all of the outstanding shares of Magma Power Company ("Magma") for $38.50 per share, comprised of $28.50 in cash and $10.00 in market value of the Company's common stock. As the first step in implementing its proposal to acquire all Magma shares, CE Acquisition Company, Inc. (the "Purchaser"), a wholly owned subsidiary of the Company, commenced a cash tender offer (the "Offer") to purchase 12,400 shares, or approximately 51% of the common stock of Magma Power Company, at a price of $38.50 net per share to be followed by a second step merger for a combination of cash and Company common stock, which when completed would result in an aggregate blended consideration of $28.50 in cash and $10.00 in market value of the Company's common stock for each share of Magma purchased by the Company. The Offer currently is set to expire on December 2, 1994. Magma's Board of Directors (the "Board") has recommended that their shareholders not accept the Company's $38.50 per share Offer.

In order to facilitate consummation of its acquisition offer, the Company is soliciting requests to call a special meeting of Magma stockholders and has established November 7, 1994 as the record date for its solicitation period which will also expire on December 2, 1994. The Company has stated that it intends to withdraw its $38.50 per share acquisition proposal if it has not signed a merger agreement with Magma or received a sufficient number of requests from Magma stockholders to call a special meeting by December 2, 1994. The special meeting will provide Magma stockholders the opportunity to consider and vote on the Company's special meeting proposals which, if approved, would result in certain bylaw amendments that would facilitate the Company's proposal and the election of four Company nominees to Magma's Board, who would be

                           CALIFORNIA ENERGY COMPANY, INC.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (in thousands, except per share and per kWh data)
                                 __________________



5.     Commitments and Contingencies:  (continued)

committed to removing any impediments to shareholders being able to freely choose whether to accept the Offer and approve the proposed merger, thereby ensuring that the Offer and proposed merger get a full and fair hearing. The Company also intends to call a special meeting of its shareholders to approve the issuance of the Company's stock in connection with the transaction. Kiewit, the Company's largest shareholder, which beneficially owns approximately
43.8% of the common shares, has already approved the proposed transaction.

The Company anticipates that a substantial portion of the cash required to purchase Magma shares and rights pursuant to the Offer and the proposed merger will be provided through a secured bank credit facility. The Company has received a fully underwritten financing commitment letter which states that the lender will provide up to $500,000 in secured bank financing in connection with the Offer and the proposed merger. Such funds, together with a portion of the Company's general corporate funds, will be sufficient to pay the cash portion of the consideration for the Offer and proposed merger and related expenses.

The commitment letter contemplates (i) a facility of up to $250,000 to capitalize the Company for the purpose of financing the Offer and (ii) facilities of up to $500,000 for, among other things, refinancing the tender facility and effectuating the proposed merger.

The term of the tender facility will be 12 months, extendible for a term of up to three years from the initial funding at the mutual consent of the Company and the lender. The tender facility will be a margin loan collateralized by the shares purchased pursuant to the Offer.

The merger facility will be composed of (i) up to a 6-year amortizing term loan ("Term Loan A") in an expected amount of up to $500,000 less the amount of Term Loan B (as defined below) and (ii) up to an 8-year amortizing term loan ("Term Loan B") in an expected amount not to be less than $150,000. The merger facilities are to

                           CALIFORNIA ENERGY COMPANY, INC.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (in thousands, except per share and per kWh data)
                                 __________________


5.     Commitments and Contingencies:  (continued)

be amortized from internally generated funds and will be secured by an assignment and pledge of Magma stock and all unencumbered assets of Magma.

The lender's commitment to provide the facilities is subject to certain customary conditions, including without limitation (a) a capital investment by the Company in an amount and form satisfactory to the lender, (b) the absence of certain material adverse changes and (c) the lender's satisfaction with its due diligence with respect to the Company and Magma.

The definitive documentation relating to the facilities will contain representations, warranties, covenants, events of default and conditions customary for transactions of this size and type.

On October 3, 1994, Magma filed a complaint entitled Magma Power Company v. California Energy Company, Inc., Case No. CV-N-94-06160, against the Company in the Second Judicial District Court of the State of Nevada in and for the County of Washoe. The complaint seeks a declaratory judgement that (i) Magma's Board properly discharged its fiduciary obligations in adopting a poison pill and amendments to its bylaws and, accordingly, such documents were valid and binding, and (ii) Nevada General Corporation Law ("NGCL") Sections 78.411 through 78.444 (the "Merger Moratorium Statute") is valid and not in violation of the Commerce Clause and Supremacy Clause of the United States Constitution. The Company subsequently removed this action to the United States District Court for the District of Nevada.

On October 17, 1994, the Company filed its answer and counterclaims in response to Magma's complaint. The counterclaims name the Purchaser as an additional counterclaim plaintiff and Magma's directors as counterclaim defendants in addition to Magma. The Company's counterclaims seek primarily: (i) a declaratory judgement that certain actions taken by Magma, including the amendment to Magma's bylaws purporting to preclude Magma's stockholders from


                           CALIFORNIA ENERGY COMPANY, INC.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (in thousands, except per share and per kWh data)
                                 __________________


5.     Commitments and Contingencies:  (continued)

taking action by written consent, and implementation of its poison pill, are void and ultra vires, and constitute a breach of fiduciary duty by Magma's Board; (ii) an injunction requiring Magma's Board to rescind the amendment to Magma's bylaws which purports to eliminate the power of stockholders to act by written consent, the "golden parachute" severance agreements granted to 15 members of Magma's management and the indemnification agreements granted to each member of Magma's Board; (iii) an injunction enjoining the operation of the poison pill and directing Magma's Board to redeem the poison pill rights; (iv) a declaratory judgement that the Merger Moratorium Statute is unconstitutional under the Supremacy Clause and the Commerce Clause of the United States Constitution; (v) an injunction enjoining Magma's Board from invoking the terms of the Merger Moratorium Statute or otherwise obstructing the Offer; and (vi) an injunction requiring Magma to correct all false and misleading statements in its Schedule 14D-9 and the amendments thereto.

On October 17, 1994, Magma filed an amended complaint, which in addition to the relief requested in its original complaint, seeks
(i) declaratory and injunctive relief with respect to certain purportedly false and misleading disclosures in the Company's and the Purchaser's Schedule 14D-1 and the Offer to Purchase therein; and (ii) declaratory and injunctive relief with respect to certain allegedly false and misleading statements made in the Company's preliminary Request Solicitation Statement filed with the Commission pursuant to Section 14(a) of the Exchange Act on October 13, 1994.

On October 19, 1994, the Company and the Purchaser filed their answer to Magma's amended complaint and amended their counterclaims which, in addition to the relief requested in the original counterclaims, seek an injunction requiring Magma to correct additional false and misleading statements reflected in an amendment to its Schedule 14D-9 and in other statements made by Magma.


                           CALIFORNIA ENERGY COMPANY, INC.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (in thousands, except per share and per kWh data)
                                 __________________


5.     Commitments and Contingencies:  (continued)

On October 25, 1994, the Company and the Purchaser filed their second amended counterclaims which, in addition to the relief requested in the original and amended counterclaims, seek an injunction requiring Magma to refrain from (i) taking actions to damage its international development projects, including the Karaha project, or (ii) taking other actions designed to waste corporate assets and block the Offer and the proposed merger.

On November 3, 1994, the Company and the Purchaser filed their third amended counterclaims which, among other things, seek a ruling that the Control Share Statute does not apply to the Offer.

The Company intends to take any action necessary to have attempted impediments to the offer and the proposed merger set aside.

On October 14, 1994, Ben Holt, a stockholder of Magma, and a director of the Company, filed a complaint entitled Ben Holt v. Magma Power Company, Case No. CV94-06432, against Magma in the Second Judicial District Court for the State of Nevada in and for the County of Washoe (the "Court"), alleging, among other things, that Magma has infringed the plaintiff's right as a stockholder by denying his statutory right under the NGCL to demand access to Magma's stockholder list and certain related material necessary to communicate with Magma's stockholders. The plaintiff sought an order directing Magma to comply with the demand for the stockholder list and related information necessary to communicate with stockholders.

On October 25, 1994, the Court issued an order directing Magma forthwith and without delay to turn over to Mr. Holt a complete record or list of Magma's stockholders together with certain other information concerning stockholders of Magma requested by Mr. Holt in his demand letter to Magma. The Court ruled expressly that Mr. Holt satisfied the requirements of the NGCL governing requests for stockholder information in that he had been a stockholder of Magma for more than six months as of the time of his demand, and had complied with Magma's request for an affidavit concerning his


                           CALIFORNIA ENERGY COMPANY, INC.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (in thousands, except per share and per kWh data)
                                 __________________


5.     Commitments and Contingencies:  (continued)

request; that Mr. Holt's purpose for requesting stockholder information of Magma, which was to facilitate the Company's request for a special meeting of stockholders of Magma and otherwise to communicate with the other stockholders of Magma concerning the Company's proposal to acquire Magma through the Offer and the proposed merger was a proper purpose for which to request stockholder information; and that the public interest is served by granting Mr. Holt's request for stockholder information.

The Yuma Cogeneration Associates ("YCA") 50 MW cogeneration power plant commenced commercial operation pursuant to its power purchase agreement with San Diego Gas & Electric ("SDG&E") at the end of May, 1994. In June, 1994 SDG&E filed a complaint in U.S. District Court seeking to be released from its power purchase agreement with YCA. In September 1994 SDG&E dismissed its case against the Company without payment by either party. YCA, a wholly owned subsidiary of the Company, received all outstanding amounts due from SDG&E.

6.     Income Taxes:

On January 1, 1993, the Company adopted Statement of Financial Accounting Standard No. 109 ("FAS 109"), Accounting for Income Taxes. The adoption of FAS 109 changed the Company's method of accounting for income taxes from the deferred method as required by Accounting Principles Board No. 11 to an asset and liability approach. Under FAS 109, the net excess deferred tax liability as of January 1, 1993 was determined to be $4,100. This amount was reflected in 1993 income as the cumulative effect of a change in accounting principle. It primarily represented the recognition of the Company's tax credit carryforwards as a deferred tax asset. There was no cash impact to the Company upon the required adoption of FAS 109. Under FAS 109, the effective tax rate has increased due to the Company's tax credit carryforwards being recognized as an asset upon the adoption of FAS 109 and unavailable to reduce the current period's effective tax rate for computing the Company's provision for income taxes.


                           CALIFORNIA ENERGY COMPANY, INC.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (in thousands, except per share and per kWh data)
                                 __________________


6.     Income Taxes: (continued)

The Company's effective tax rate continues to be less than the statutory rate primarily due to the depletion deduction and the generation of energy tax credits in 1994. The significant components of the deferred tax liability are the temporary differences between the financial reporting basis and income tax basis of the power plant and the well and resource development costs, and in addition, the offsetting benefits of operating loss carryforwards and investment and geothermal energy tax credits.
The income tax provision for the nine months ended September 30, 1994, is approximately 54% current tax expense and 46% deferred tax expense.

7.     Earnings Per Share

Fully diluted earnings per share assumes the conversion of the Convertible Subordinated Debentures into common shares at a conversion price of $22.50/share. The conversion has become dilutive because of the significant repurchase by the Company of the Company's common stock which has materially reduced the number of shares outstanding and thereby increased the relative effect of the conversion.

8.     Extraordinary Item:

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

                           CALIFORNIA ENERGY COMPANY, INC.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (in thousands, except per share and per kWh data)
                                 __________________


Results of Operations:

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operations during the periods included in the accompanying statement of operations.

For purposes of consistent financial presentation, plant capacity factors are based upon an installed capacity rating of 88 gross MW/80 net MW for each plant at the Coso Project. Each plant possesses an operating margin which allows for production in excess of the amount listed above. Utilization of this operating margin is based upon a variety of factors and can be expected to vary between calendar quarters, under normal operating conditions.

Sales of electricity and steam increased to $49,498 in the third quarter of 1994 from $41,433 in the third quarter of 1993, a 19.5% increase. This improvement was primarily due to an increase in the Coso Project's electric kilowatt hour sales to 580.4 million kWh from 578.2 million kWh and an increased price per kWh in accordance with the S04 Agreements. The remaining increases are a result of the Yuma project commencing operations in late May of 1994. For the nine months ended September 30, sales of electricity and steam increased to $117,208 in 1994 from $101,046 in 1993, a 16.0%
increase. Similarly, the increase was due to an increase in the Coso Project's electric kilowatt hour sales to 1,659.4 million kWh from 1,610.4 million kWh, the aforementioned increased price per kWh, and the commencement of the Yuma project.


                           CALIFORNIA ENERGY COMPANY, INC.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (in thousands, except per share and per kWh data)
                                 __________________


Results of Operations: (Continued)

The following operating data represent the aggregate installed capacity and electricity production of the Coso Project:

                       Three Months Ended              Nine Months Ended
                          September 30                   September 30
                      1994           1993            1994             1993

Overall installed
 capacity factor      109.5%        109.1%           105.5%           102.4%

kWh produced        580,400,000   578,200,000    1,659,400,000    1,610,400,000

Installed capacity
  NMW  (average)        240          240               240             240


The Navy I plant installed capacity factor was 115.5% in the third quarter of 1994 compared to 115.1% in the third quarter of 1993. For the nine months ended September 30, the Navy I plant installed capacity factor was 114.6% in 1994 compared to 109.0% for the same period in 1993. Several successful well workovers and the addition of a new well contributed to the improved performance. The Navy II plant installed capacity factor was 113.2% in the third quarter of 1994 compared to 106.3% in the third quarter of 1993. For the nine months ended September 30, the Navy II plant installed capacity factor was 103.5% in 1994 compared to 100.4% for the same period in 1993. Navy II output benefitted from gathering system improvements completed in June of 1993. The BLM plant installed capacity factor was 99.8% in the third quarter of 1994 compared to 106.0% in the third quarter of 1993. For the nine months ended September 30, the BLM plant installed capacity factor was 98.5% in 1994 compared to 97.8% for the same period in 1993.

As a result of the successful performance of the BLM H2S abatement system, which was installed in 1992, the Navy I and Navy II Joint Ventures obtained authority to construct ("ATC") permits for the installation of similar H2S abatement systems in an effort to enhance operational efficiency and improve long term reservoir

                           CALIFORNIA ENERGY COMPANY, INC.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (in thousands, except per share and per kWh data)
                                 ___________________


Results of Operations:  (continued)

management. Such abatement systems are expected to have an aggregate Coso Project capital cost of approximately $11,948, $10,845 of which has been incurred through September 30, 1994. Completion of construction and testing of the Navy I and Navy II abatement systems is currently expected to occur by year end of 1994. In conjunction with the ATC, the Great Basin Unified Air Pollution Control District agreed to provide an eighteen month variance to Navy I which allows venting of a portion of Navy I's non-condensable gas while the abatement system is constructed and tested.

The Coso Project's average electricity prices per kWh in 1994, 1993, and 1992, were comprised of (in cents):

                                                     Capacity
                                       Energy        and Bonus       Total
Three Months Ended

September 30, 1994                      11.10           4.22         15.32
June 30, 1994                           10.91           1.94         12.85
March 31, 1994                          10.85            .70         11.55
September 30, 1993                      10.20           4.24         14.44
June 30, 1993                           10.16           1.94         12.10
March 31, 1993                          10.01            .74         10.75

Average Fiscal 1993                     10.11           1.93*        12.04*

Average Fiscal 1992                      9.23           2.10*        11.33*


* Represents annualized price per kWh. Typically, the capacity price is significantly higher in the months June through September.

The Yuma plant commenced commercial operation in late May pursuant to its power purchase agreement and operated at 99.6% of its 50 net MW plant capacity in the third quarter of 1994.

                              CALIFORNIA ENERGY COMPANY, INC.

                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                     (in thousands, except per share and per kWh data)
                                    ___________________


Results of Operations: (continued)

Roosevelt Hot Springs steam field supplied 100% of customer power plant steam requirements in the third quarter and for the nine months ended September 30, 1994. The Company has an approximate 70% interest in the Roosevelt Hot Springs field.

The Desert Peak power plant operated at 101.1% of its nine net megawatt capacity in the third quarter of 1994. For the nine months ended
September 30, 1994, the Desert Peak plant capacity factor was 105.5%.

Interest and other income increased in the third quarter of 1994 to $9,026 from $4,824 for the same period in 1993. For the nine months ended September 30, interest and other income increased to $21,980 in 1994 from $12,294 for the same period in 1993. The increase primarily reflects interest income on higher average cash balances from the issuance of the Senior Discount Notes.

The Company's expenses as a percentage of sales of electricity and steam were as follows:

                                  Three Months Ended         Nine Months Ended
                                     September 30               September 30
                                  1994          1993         1994         1993
Plant operations (net of
   Company's operator fees)       17.5%         11.5%         17.3%       15.4%

General and administration         6.5%          5.7%          8.1%        8.5%

Royalties                          7.1%          7.3%          6.7%        6.5%

Depreciation and
   amortization                   11.4%         10.5%         13.2%       12.9%

Interest (less amounts
   capitalized)                   31.4%         15.7%         31.5%       17.0%

                                  73.9%         50.7%         76.8%       60.3%


                           CALIFORNIA ENERGY COMPANY, INC.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (in thousands, except per share and per kWh data)
                                 ___________________


Results of Operations: (continued)

Plant operations increased to $9,846 in the third quarter of 1994 from $5,878 in the third quarter of 1993, a 67.5% increase. For the nine months ended September 30, plant operations increased to $23,887 in 1994 from $18,898 in 1993, a 26.4% increase. While plant operating cost at Coso actually declined, the above increases were due to the inclusion of the plant operating costs of the Yuma cogeneration plant which started operations in May 1994.

General and administration costs increased to $3,216 in the third quarter of 1994 from $2,359 in the third quarter of 1993, a 36.3% increase. For the nine months ended September 30, general and administration costs increased to $9,536 in 1994 from $8,596 in 1993, a 10.9% increase. The increases are a result of the increased project construction activity associated with two projects aggregating 300 MW in the Philippines, as well as increased project development activity associated with overseas efforts.

Royalty costs increased to $3,504 in the third quarter of 1994 from $3,004 in the third quarter of 1993, a 16.6% increase. For the nine months ended September 30, royalties increased to $7,898 in 1994 from $6,525 in 1993, a 21.0% increase. The increases were due to the increase in sales of electricity and an increase in the effective royalty rate at BLM.

Depreciation and amortization increased to $5,639 in the third quarter of 1994 from $4,344 in the third quarter of 1993, a 29.8% increase. For the nine months ended September 30, depreciation and amortization increased to $15,439 in 1994 from $13,044 in 1993, an 18.4% increase. The increase was due primarily to capital expenditures at the Coso Project and the depreciation of the Yuma plant.

Interest expense before amounts capitalized increased to $17,653 in the third quarter of 1994 from $8,184 in the third quarter of 1993, a 115.7% increase. For the nine months ended September 30,

                           CALIFORNIA ENERGY COMPANY, INC.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (in thousands, except per share and per kWh data)
                                 ___________________


Results of Operations: (continued)

interest expense increased to $44,480 in 1994 from $20,993 in 1993, a 111.9% increase. The increase was primarily due to the original issue discount amortization expense on the Senior Discount Notes issued in March 1994 and interest expense on the Convertible Subordinated Debentures which were issued in June 1993, offset in part by the defeasance of the Senior Notes in March 1994.

The provision for income taxes decreased to $6,340 in the third quarter of 1994 from $7,493 in the third quarter of 1993, a 15.4% decrease. For the nine months ended September 30, the provision for income taxes decreased to $14,067 in 1994 from $14,295 in 1993, a 1.6% decrease. The decreases are due to a lower income before tax attributable to higher interest costs as previously discussed.

The Company's effective rate continues to be less than the expected statutory rate primarily due to the percentage depletion deduction and energy tax credits generated in the current year.

Income before extraordinary item and the cumulative effect of a change in accounting principle decreased to $14,413 in the third quarter of 1994 from $16,677 in the third quarter of 1993, a 13.6% decrease. Net income attributable to common shares in the third quarter of 1994 decreased to $13,138 or 38 cents per share from $15,498 or 41 cents per share in the third quarter of 1993, a 15.2% decrease. Net income excluding the effect of the Senior Discount Notes was approximately $16,487 or 47 cents per share for the third quarter of 1994. For the nine months ended September 30, income before extraordinary item and the cumulative effect of a change in accounting principle decreased to $31,399 or 77 cents per share from $34,811 or 81 cents per share, a 9.8% decrease. Net income attributable to common shares for the nine months ended September 30, decreased to $25,681 or 71 cents per share from $35,482 or 92 cents per share, a 27.6% decrease. Net income excluding the effect of the Senior Discount Notes was approximately $34,602 or 95 cents per share for the nine months ended September 30, 1994.


                           CALIFORNIA ENERGY COMPANY, INC.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (in thousands, except per share and per kWh data)
                                 ___________________


Liquidity and Capital Resources:

The Company's cash and investments were $316,349 at September 30, 1994 as compared to $127,756 at December 31, 1993. In addition, the Company's share of Coso Project retained cash and investments in project control accounts at September 30, 1994 and December 31, 1993 was $27,088 and $14,943, respectively. Distributions out of the project control account are made monthly to the Company for operation and maintenance and capital costs and semiannually to each Coso Joint Venture partner for profit sharing under a prescribed calculation subject to mutual agreement by the partners. In addition, the Company recorded separately restricted cash and short-term investments of $127,380 and $48,105 at September 30, 1994 and December 31, 1993, respectively. The restricted balances were comprised primarily of amounts deposited in restricted accounts from which the Company will source its equity contribution requirements relating to the Upper Mahiao and Mahanagdong projects and of its proportionate share of Coso Project cash reserves for a debt service reserve fund. The Coso Project established these reserves in conjunction with the refinancing of its previous bank debt.

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

Proceeds from options for shares of common and treasury stock exercised in the nine months ended September 30, 1994 aggregated approximately $677.

As of September 30, 1994 the Company has repurchased 3,514 shares of its common stock at a cost of $61,259. This repurchase provides shares for issuance under the Company's employee stock option and share purchase plans and other outstanding convertible securities. The shares may also be used for any future convertible securities or employee benefit plans.

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

In April 1994, the Company closed the financing for the 128 GMW Upper Mahiao geothermal power project located in the Philippines. The total project cost for the facility is approximately $218,000. The Company will supply approximately $56,000 of equity and project debt financing will constitute the balance of approximately $162,000. A syndicate of international commercial banks is providing the construction financing. The Export-Import Bank of the U.S. ("Ex-Im Bank") is providing political risk insurance to


                           CALIFORNIA ENERGY COMPANY, INC.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (in thousands, except per share and per kWh data)
                                 ___________________


Liquidity and Capital Resources: (continued)

the commercial banks on the construction loan and will provide the preponderance of project term financing upon satisfaction of conditions associated with commercial operation. As of September
30, 1994, draws on the construction loan totalled $20,636, equity investments made by a subsidiary of the Company totalled $12,712, and the Company has invested $1,236. The Overseas Private Investment Corporation ("OPIC") is providing political risk insurance on the equity investment by the Company in this project. The Upper Mahiao project has begun construction, and is expected to be in service by July of 1996. The project is structured as a ten year Build-Own-Transfer ("BOT"), in which the Company's subsidiary CE Cebu Geothermal Power Company, Inc., the project company, will be responsible for implementing construction of the geothermal power plant and, as owner, for providing operations and maintenance during the ten year BOT period. The electricity generated by the Upper Mahiao geothermal power plant will be sold to the Philippine National Oil Company - Energy Development Corporation ("PNOC-EDC"), which is also responsible for supplying the facility with the geothermal steam. After a ten year cooperation period, and the recovery by the Company of its capital investment plus incremental return, the plant will be transferred to PNOC-EDC at no cost.
Ormat Inc. of Sparks, Nevada is the turnkey contractor for the project.

In 1993 the Company and PNOC-EDC signed an Energy Conversion agreement for a 180 GMW project at the Mahanagdong geothermal site with a target completion date of July 1997. As with the Upper Mahiao project, the Mahanagdong project is structured as a ten year Build-Own-Transfer ("BOT"), in which the Company will be responsible for implementing construction of the geothermal power plant and, as owner for providing operations and maintenance for the ten year BOT period. The electricity generated by the geothermal power plant will be sold to PNOC-EDC, which is also responsible for supplying the facility with the geothermal steam. After a ten year cooperation period, and the recovery by the Company of its capital investment plus incremental return, the plant will be transferred to PNOC-EDC at no cost.


                           CALIFORNIA ENERGY COMPANY, INC.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (in thousands, except per share and per kWh data)
                                 ___________________


Liquidity and Capital Resources: (continued)

The Mahanagdong project will be built, owned and operated by CE Luzon Geothermal Power Company, a Philippine corporation, that is expected to be owned post completion as follows: 45% by the Company, 45% by Kiewit, and up to 10% by another industrial company. The turnkey contractor consortium consists of Kiewit Construction Group, Inc. (with an 80% interest) and The Ben Holt Co., Inc., a wholly owned subsidiary of the Company (with a 20% interest).

In August 1994, the Company completed the financing on the Mahanagdong project with a total project cost of approximately $320 million. The capital structure consists of a term loan of $240 million and approximately $80 million in equity contributions. The construction debt financing facility will be provided by OPIC and a consortium of commercial lenders led by Bank of America NT&SA. The debt provided by the commercial lenders will be insured against political risks by Ex-Im Bank. Ten-year term debt financing will be provided by Ex-Im Bank (which will replace the construction debt) and by OPIC.

The Mahanagdong project has commenced construction and as of September 30, 1994, the Company's proportionate share of draws on the construction loan totalled $443, equity investments made by a subsidiary of the Company totalled $3,899, and the Company has invested $6,711.

The Company has made an offer (the "Offer to Purchase") to acquire all of the outstanding shares of Magma Power Company ("Magma") for $38.50 per share, comprised of $28.50 in cash and $10.00 in market value of the Company's common stock. As the first step in implementing its proposal to acquire all Magma shares, CE Acquisition Company, Inc., a wholly owned subsidiary of (the "Purchaser") the Company, commenced a cash tender offer (the "Offer") to purchase 12,400 shares, or approximately 51% of the common stock of Magma Power Company, at a price of $38.50 net per share to be followed by a second step merger for a combination of


                           CALIFORNIA ENERGY COMPANY, INC.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (in thousands, except per share and per kWh data)
                                 ___________________


Liquidity and Capital Resources: (continued)

cash and Company common stock, which when completed would result in an aggregate blended consideration of $28.50 in cash and $10.00 in market value of the Company's common stock for each share of Magma purchased by the Company. The Offer currently is set to expire on December 2, 1994. Magma's Board of Directors has recommended that their shareholders not accept the Company's $38.50 per share Offer.

In order to facilitate consummation of its acquisition offer, the Company is soliciting requests to call a special meeting of Magma stockholders and has established November 7, 1994 as the record date for its solicitation period which will also expire on December
2, 1994. The Company has stated that it intends to withdraw its $38.50 per share acquisition proposal if it has not signed a merger agreement with Magma or received a sufficient number of requests from Magma stockholders to call a special meeting by December 2, 1994. The special meeting will provide Magma stockholders the opportunity to consider and vote on the Company's special meeting proposals which, if approved, would result in certain bylaw amendments that would facilitate the Company's proposal and the election of four Company nominees to Magma's Board, who would be committed to removing any impediments to shareholders being able to freely choose whether to accept the Offer and approve the proposed merger, thereby ensuring that the Offer and proposed merger get a full and fair hearing. The Company also intends to call a special meeting of its shareholders to approve the issuance of the Company's stock in connection with the transaction. Kiewit, the Company's largest shareholder, which beneficially owns approxmately
43.8% of the common shares, has already approved the proposed transaction.

The Company anticipates that a substantial portion of the cash required to purchase Magma shares and rights pursuant to the Offer and the proposed merger will be provided through a secured bank credit facility. The Company has received a fully underwritten financing commitment letter which states that the lender will provide up to $500,000 in secured bank financing in connection with the Offer and the proposed merger. Such funds, together with a


                           CALIFORNIA ENERGY COMPANY, INC.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (in thousands, except per share and per kWh data)
                                 ___________________


Liquidity and Capital Resources: (continued)

portion of the Company's general corporate funds, will be sufficient to pay the cash portion of the consideration for the Offer and proposed merger and related expenses.

The commitment letter contemplates (i) a facility of up to $250,000 to capitalize the Company for the purpose of financing the Offer and (ii) facilities of up to $500,000 for, among other things, refinancing the tender facility and effectuating the proposed merger.

The term of the tender facility will be 12 months, extendible for a term of up to three years from the initial funding at the mutual consent of the Company and the lender. The tender facility will be a margin loan collateralized by the shares purchased pursuant to the Offer.

The merger facility will be composed of (i) up to a 6-year amortizing term loan ("Term Loan A") in an expected amount of up to $500,000 less the amount of Term Loan B (as defined below) and (ii) up to an 8-year amortizing term loan ("Term Loan B") in an expected amount not to be less than $150,000. The merger facilities are to be amortized from internally generated funds and will be secured by an assignment and pledge of Magma stock and all unencumbered assets of Magma.

The lender's commitment to provide the facilities is subject to certain customary conditions, including without limitation (a) a capital investment by the Company in an amount and form satisfactory to the lender, (b) the absence of certain material adverse changes and (c) the lender's satisfaction with its due diligence with respect to the Company and Magma.

The definitive documentation relating to the facilities will contain representations, warranties, covenants, events of default and conditions customary for transactions of this size and type.


                           CALIFORNIA ENERGY COMPANY, INC.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (in thousands, except per share and per kWh data)
                                 ___________________


Liquidity and Capital Resources: (continued)

On October 3, 1994, Magma filed a complaint entitled Magma Power Company v. California Energy Company, Inc., Case No. CV-N-94-06160, against the Company in the Second Judicial District Court of the State of Nevada in and for the County of Washoe. The complaint seeks a declaratory judgement that (i) Magma's Board properly discharged its fiduciary obligations in adopting a poison pill and amendments to the bylaws and, accordingly, such documents were valid and binding, and (ii) Nevada General Corporations Law ("NGCL") Sections 78.411 through 78.444 (the "Merger Moratorium Statute") is valid and not in violation of the Commerce Clause and Supremacy Clause of the United States Constitution. The Company subsequently removed this action to the United States District Court for the District of Nevada.

On October 17, 1994, the Company filed its answer and counterclaims in response to Magma's complaint. The counterclaims name the Purchaser as an additional counterclaim plaintiff and Magma's directors as counterclaim defendants in addition to Magma. The Company's counterclaims seek primarily: (i) a declaratory judgement that certain actions taken by Magma, including the amendment to Magma's bylaws purporting to preclude Magma's stockholders from taking action by written consent, and implementation of its poison pill, are void and ultra vires, and constitute a breach of fiduciary duty by Magma's Board; (ii) an injunction requiring Magma's Board to rescind the amendment to Magma's bylaws which purports to eliminate the power of stockholders to act by written consent, the "golden parachute" severance agreements granted to 15 members of Magma's management and the indemnification agreements granted to each member of Magma's Board; (iii) an injunction enjoining the operation of the poison pill and directing Magma's Board to redeem the poison pill rights; (iv) a declaratory judgement that the Merger Moratorium Statute is unconstitutional under the Supremacy Clause and the Commerce Clause of the United States Constitution; (v) an injunction enjoining Magma's Board from invoking the terms of the Merger Moratorium Statute or otherwise obstructing the Offer; and (vi) an injunction requiring Magma to


                           CALIFORNIA ENERGY COMPANY, INC.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (in thousands, except per share and per kWh data)
                                 ___________________


Liquidity and Capital Resources: (continued)

correct all false and misleading statements in its Schedule 14D-9 and the amendments thereto.

On October 17, 1994, Magma filed an amended complaint, which in addition to the relief requested in its original complaint, seeks
(i) declaratory and injunctive relief with respect to certain purportedly false and misleading disclosures in the Company's and the Purchaser's Schedule 14D-1 and the Offer to Purchase therein; and (ii) declaratory and injunctive relief with respect to certain allegedly false and misleading statements made in the Company's preliminary Request Solicitation Statement filed with the Commission pursuant to Section 14(a) of the Exchange Act on October 13, 1994.

On October 19, 1994, the Company and the Purchaser filed their answer to Magma's amended complaint and amended their counterclaims which, in addition to the relief requested in the original counterclaims, seek an injunction requiring Magma to correct additional false and misleading statements reflected in an amendment to its Schedule 14D-9 and in other statements made by Magma.

On October 25, 1994, the Company and the Purchaser filed their second amended counterclaims which, in addition to the relief requested in the original and amended counterclaims, seek an injunction requiring Magma to refrain from (i) taking actions to damage its international development projects, including the Karaha project, or (ii) taking other actions designed to waste corporate assets and block the Offer and the proposed merger.

On November 3, 1994, the Company and the Purchaser filed their third amended counterclaims which, among other things, seek a ruling that the Control Share Statute does not apply to the Offer.

The Company intends to take any action necessary to have attempted impediments to the offer and the proposed merger set aside.


                           CALIFORNIA ENERGY COMPANY, INC.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (in thousands, except per share and per kWh data)
                                 ___________________


Liquidity and Capital Resources: (continued)

On October 14, 1994, Ben Holt, a stockholder of Magma, and a director of the Company, filed a complaint entitled Ben Holt v. Magma Power Company, Case No. CV94-06432, against Magma in the Second Judicial District Court for the State of Nevada in and for the County of Washoe (the "Court"), alleging, among other things, that Magma has infringed the plaintiff's right as a stockholder by denying his statutory right under the NGCL to demand access to Magma's stockholder list and certain related material necessary to communicate with Magma's stockholders. The plaintiff sought an order directing Magma to comply with the demand for the stockholder list and related information necessary to communicate with stockholders.

On October 25, 1994, the Court issued an order directing Magma forthwith and without delay to turn over to Mr. Holt a complete record or list of Magma's stockholders together with certain other information concerning stockholders of Magma requested by Mr. Holt in his demand letter to Magma. The Court ruled expressly that Mr. Holt satisfied the requirements of the NGCL governing requests for stockholder information in that he had been a stockholder of Magma for more than six months as of the time of his demand, and had complied with Magma's request for an affidavit concerning his request; that Mr. Holt's purpose for requesting stockholder information of Magma, which was to facilitate the Company's request for a special meeting of stockholders of Magma and otherwise to communicate with the other stockholders of Magma concerning the Company's proposal to acquire Magma through the offer and the proposed merger was a proper purpose for which to request stockholder information; and that the public interest is served by granting Mr. Holt's request for stockholder information.

The Yuma Cogeneration Associates ("YCA") 50 MW cogeneration power plant commenced commercial operation pursuant to its power purchase agreement with San Diego Gas & Electric ("SDG&E") at the end of May, 1994. In June, 1994 SDG&E filed a complaint in U.S. District


                           CALIFORNIA ENERGY COMPANY, INC.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (in thousands, except per share and per kWh data)
                                 ___________________


Liquidity and Capital Resources: (continued)

Court seeking to be released from its power purchase agreement with YCA. In September 1994 SDG&E dismissed its case against the Company without payment by either party. YCA, a wholly owned subsidiary of the Company, received all outstanding amounts due from SDG&E.
                           CALIFORNIA ENERGY COMPANY, INC.

                             PART II - OTHER INFORMATION


Item 1 -     Legal proceedings.

       See Note 5 to the 1993 Annual Consolidated Financial
       Statements. See Notes to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

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

       Exhibit 15 - Awareness letter of Independent Accountants.


    (b)   Reports on Form 8-K:

       During the quarter ended September 30, 1994, the Company filed the following:


                           CALIFORNIA ENERGY COMPANY, INC.

                             PART II - OTHER INFORMATION
                                     (continued)


       (i) Form 8-K dated August 15, 1994 reporting the close of financing for the 180 MW Mahanagdong geothermal power project located on the island of Leyte in the Philippines. The Export-Import Bank of the U.S. ("Ex-Im Bank") is the project term lender, with the Overseas Private Investment Corporation ("OPIC") providing political risk insurance on the equity investment by the Company.

       (ii) Form 8-K dated September 19, 1994 reporting that the Company, Bonneville Power Administration ("BPA") and Eugene Water & Electric Board ("EWEB") executed the final power purchase agreement for a 30 MW geothermal pilot project planned to be constructed at the Newberry site near Bend, Oregon. BPA will purchase 20MW and EWEB will purchase 10MW from the facility under the terms of the 50 year purchase contracts.

       (iii) Form 8-K dated September 19, 1994 reporting that the Company had transmitted a letter to the Chairman and the President and Chief Executive Officer of Magma Power Company proposing to acquire Magma Power for $35 per share, consisting of $25 per share in cash and $10 in market value per share of the Company's common stock.

       (iv) Form 8-K dated September 28, 1994 reported that San Diego Gas & Electric Company voluntarily dismissed with prejudice a lawsuit against Yuma Cogeneration
                Associates, a subsidiary of the Company.

                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  CALIFORNIA ENERGY COMPANY, INC.

                                       /s/    John G. Sylvia
Date: November 14, 1994
                                       John G. Sylvia
                                       Senior Vice President and
                                       Chief Financial Officer


                                       /s/    Gregory E. Abel

                                       Gregory E. Abel
                                       Vice President, Controller and
                                       Chief Accounting Officer


                                    EXHIBIT INDEX

Exhibit                                                                  Page
  No.                                                                     No.



  11            Calculation of Earnings Per Share                          40

  15            Awareness Letter of Independent Accountants                41