Form 10-Q/A
period 1994-11-14
CALIFORNIA ENERGY CO INC
filed 1994-12-21
CIK 720556

SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON D.C.  20549

                               ______________________

                              FORM 10-QA - Amendment 1

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

                                    EXHIBIT INDEX

Exhibit                                                                  Page
  No.                                                                     No.



  11            Calculation of Earnings Per Share                          40

  15            Awareness Letter of Independent Accountants                41

  27            Financial Data Schedule                                    42