Form 10-K
CALIFORNIA ENERGY CO INC
filed 1995-03-24
CIK 720556

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

               Annual Report Pursuant to Section 13 or 15 (d) of
                      the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1994
                           Commission File No. 1-9874

                        CALIFORNIA ENERGY COMPANY, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                          94-2213782
-------------------------------                        -------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

   10831 Old Mill Road, Omaha, NE                           68154
----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (402) 330-8900

     Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of exchange
    Title of each class                              on which registered
--------------------------                         -----------------------
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

                           Yes    X                  No
                               ------                   ------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Based on the closing sales price of Common Stock on the New York Stock Exchange on March 13, 1995, the aggregate market value of the Common Stock held by non-affiliates of the Company was $660,189,676.

         50,036,621 shares of Common Stock were outstanding on March 13, 1995.

DOCUMENTS INCORPORATED BY REFERENCE

Incorporated by reference into this Form 10-K, in response to Item 3 Part I, Items 6 through 8 of Part II, and Items 10 through 13 of Part III, are the portions indicated herein of (i) the annual report of California Energy Company, Inc. (the "Company") to security holders for the fiscal year ended December 31, 1994 (the "Annual Report"), and (ii) the Company's proxy statement dated March 27, 1995 for the annual meeting of stockholders to be held on May 11, 1995 (the "Proxy Statement").

Documents Incorporated By Reference................................................................   ii

Table of Contents .................................................................................  iii

PART 1  ...........................................................................................   1
                  Item 1.  BUSINESS................................................................   1
                           Magma Acquisition.......................................................   1
                           Expansion and Enhancement of Development Efforts........................   3
                           Benefits of Increased Size..............................................   3
                           Opportunities for Operational and Administrative Cost Savings...........   3
                           Diversification in Sources of Revenue and Operations....................   3
                           Geothermal Energy.......................................................   4
                  The Global Power Market..........................................................   5
                  Strategy.........................................................................   6
                  The Company's Projects...........................................................   7
                  International Projects-Discussion................................................  10
                                   Projects in Construction.......................................   10
                                   The Philippines.................................................  10
                                   Upper Mahiao....................................................  10
                                   Mahanagdong.....................................................  12
                                   Malitbog........................................................  13
                           Projects in Development.................................................  13
                                   Casecnan........................................................  13
                                   Alto Peak.......................................................  14
                                   Indonesia.......................................................  14
                                   Dieng...........................................................  15
                                   Patuha..........................................................  16
                                   Bali............................................................  16
                  Domestic Projects................................................................  16
                           Projects in Operation...................................................  16
                                            The Coso Project.......................................  16
                                            The Navy I Project.....................................  17
                                            The BLM Project........................................  17
                                            The Navy II Project....................................  17
                                            Salton Sea Known Geothermal Resource Area Projects.....  18
                                            Vulcan.................................................  18
                                            Hoch (Del Ranch).......................................  18
                                            Elmore.................................................  19
                                            Leathers...............................................  19
                                            Salton Sea 1 Project...................................  19
                                            Salton Sea 2 Project...................................  20
                                            Salton Sea 3 Project...................................  20
                                            Yuma...................................................  21
                                            Roosevelt Hot Springs..................................  21
                                            Desert Peak............................................  21
                                            Mammoth Plants.........................................  21
                                            The East Mesa Plant ...................................  21
                                    Projects in Development........................................  22
                                            The BRPU Process.......................................  22
                                            Fish Lake/Salton Sea 1 Expansion.......................  22
                                            Newberry...............................................  22
                  Regulatory and Environmental Matters.............................................  23
                           Environmental Regulation................................................  23
                           Federal Energy Regulations..............................................  23
                  Employees........................................................................  23
         Item 2.  Properties.......................................................................  24
         Item 3.  Legal Proceedings................................................................  24
         Item 4.  Submission of Matters to a Vote of Security Holders..............................  24


PART II............................................................................................  24

                  Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                           STOCKHOLDER'S MATTERS...................................................  24
                  The Company......................................................................  24
         Item 6.  Selected Financial Data..........................................................  25
         Item 7.  Management's Discussion and Analysis of Financial Condition and Results of
                  Operation........................................................................  25
         Item 8.  Financial Statements and Supplementary Data......................................  26
         Item 9.  Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure.............................................................  26

PART III...........................................................................................  26

         Item 10.      Directors and Executive Officers of the Registrant..........................  26
         Item 11.      Executive Compensation......................................................  28
         Item 12.      Security Ownership of Certain Beneficial Owners and Management..............  28
         Item 13.      Certain Relationships and Related Transactions..............................  28

PART IV............................................................................................  28

         Item 14.      Exhibits, Financial Statement Schedule and Reports on Form 8-K..............  28

Exhibit Index .....................................................................................  32

                                     PART 1


ITEM 1. BUSINESS

         California Energy Company, Inc. (the "Company") was founded in 1971. The Company is primarily engaged in the exploration for, and development and operation of, environmentally responsible independent power production facilities worldwide utilizing geothermal resources or other energy sources, such as hydroelectric, natural gas, oil and coal.

         With the completion of the acquisition of Magma Power Company ("Magma"), the Company became the largest independent geothermal power producer in the world (on the basis of aggregate megawatts ("MW") of electric generating capacity in operation and under construction). The Company has an aggregate net ownership interest of 354 MW of electric generating capacity in power production facilities in the United States having an aggregate net capacity of 571 MW. All of these facilities are managed and operated by the Company and are principally located in California. In addition to the electricity sales revenue earned from its net ownership position in such facilities, the Company receives significant fee and royalty income from operating such plants and managing production from the geothermal reservoirs for such facilities. Additionally, the Company has an aggregate net ownership interest of 409 MW of electric generating capacity in three geothermal power projects in the Philippines, having an aggregate net capacity of 500 MW, which projects are financed and under construction. The Company is also developing eight additional projects with executed or awarded power sales contracts in the Philippines, Indonesia and the United States which could potentially represent an aggregate net capacity of 1,589 MW of additional electric generating capacity, of which the Company's approximate net ownership interest is expected to be 935 MW. Actual MW may vary depending on operating and reservoir conditions and plant design.

         The Company's Common Stock is traded on the New York, Pacific and London Stock Exchanges. As of the record date for the annual meeting of stockholders, March 13, 1995, Peter Kiewit Sons' Inc. ("PKS") was an approximate 34% stockholder of the Company (on a fully diluted basis). The percentage ownership of PKS reflects the direct sale to Kiewit Energy Company of 1.5 million shares of the Company's Common Stock on February 24, 1995 (the "Direct Sale") and the public offering (the "Offering"), including an overallotment thereunder, of 16,670,000 shares of the Company's Common Stock in connection with financing the acquisition of Magma, but not the exchange by the Company of the Company's 9.5% Convertible Subordinated Debentures Due 2003 ("Subordinated Debentures") for the Company's Series C Redeemable Convertible Exchangeable Preferred Stock ("Series C Preferred Stock") effective March 15, 1995. As of March 15, 1995, the Subordinated Debentures were convertible into 3,529,252 shares of the Company's Common Stock. PKS is a large employee-owned construction, mining and telecommunications company with approximately $3 billion in revenues in 1994. PKS is one of the largest construction companies in North America and has been in the construction business since 1884.

         The principal executive offices of the Company are located at 10831 Old Mill Road, Omaha, Nebraska 68154 and its telephone number is (402) 330-8900. The Company was incorporated in 1971 under the laws of the State of Delaware.

MAGMA ACQUISITION

         On December 5, 1994, the Company and its subsidiary, CE Acquisition Company, Inc., signed a definitive Agreement and Plan of Merger with Magma. Pursuant to such Agreement, the Company completed a cash tender offer for about 51% of Magma's shares of Common Stock and assumed control of Magma on January 10, 1995. The merger was consummated and Magma became a wholly owned subsidiary of the Company on February 24, 1995. A total of approximately $957 million was required to complete the Magma acquisition. A secured bank financing facility of $500 million ("the Merger Facilities") was provided on specified terms and subject to customary conditions. Such funds, together with the net proceeds of the Offering, the proceeds of the Direct Sale and general corporate funds of the Company, were sufficient to complete the Magma acquisition.

         The Merger Facilities are comprised of (i) a six year term loan ("Term Loan A") in a principal amount of $350 million, to be amortized in semi-annual payments, (ii) a seven year term loan ("Term Loan B") in a principal amount of $75 million, to be amortized in semi-annual payments in the seventh year of such Term Loan and (iii) an eight year term loan ("Term Loan C") in a principal amount of $75 million to be amortized in semi-annual payments in the eighth year of such Term Loan. Loans under the Merger Facilities were made to the Company on a non-recourse basis, and the Company lent the proceeds of such loans to Magma in exchange for a secured term note of Magma (the "Magma Note"). The loans under the Merger Facilities are amortized from payments received by the Company from Magma pursuant to a promissory note from Magma (the "Magma Note") which is amortized from internally generated funds of Magma. Loans under the Merger Facilities are secured by an assignment and pledge by the Company of the Magma Note and 100% of the capital stock of Magma. The Magma Note is secured by an assignment of certain otherwise unencumbered assets of Magma.

         The Company may elect to have loans bear interest based on either LIBOR or the Base Rate (as defined in the Merger Facilities). Interest on loans under the Merger Facilities is expected to be payable at spreads of 2.50% above LIBOR (adjusted for reserves) or 1.50% above the Base Rate for Term Loan A, and 3.50% above LIBOR (adjusted for reserves) or 2.50% above the Base Rate for Term Loan B and Term Loan C.

         The Merger Facilities contain affirmative and negative covenants customary for similar non-recourse credit facilities. Such covenants include a negative pledge of all stock and unencumbered assets of Magma; a limitation on contingent obligations by Magma; a limitation on mergers and sales of assets by Magma; a limitation on investments in other persons by Magma; a limitation on dividends and certain other payments by Magma to the Company unless the proceeds are used to pay down the Merger Facilities; a prohibition on the sale of ownership interests in Magma; a limitation on the incurrence of additional debt by Magma; a requirement that the Company deliver each fiscal quarter a certificate as to the absence of material adverse changes in the Company or Magma which could reasonably be expected to materially affect the ability of the Company to repay the Merger Facilities or the ability of the lenders to realize on the collateral for the Merger Facilities; a restriction on a change in the nature of the business of the Company and Magma; and requirements that certain levels of debt service coverage, interest coverage, cash balances and net worth be maintained.

         The Merger Facilities also contain financial covenants and customary events of default, including events of default based on breaches of certain representations, warranties and covenants; cross defaults with respect to certain debt of the Company and Magma; bankruptcy and similar events; the failure to pay certain final judgments; the failure to make a payment with respect to the Merger Facilities when due; and the failure of the pledge agreement with respect to the capital stock of Magma and the Magma Note to be in full force and effect.

         The Offering consisted of the sale of 13,170,000 shares of the Company's Common Stock to the public in the United States and Canada and 2,000,000 shares of the Company's Common Stock to the public outside the United States and Canada. In addition, the underwriter's exercised an overallotment option and acquired an additional 1,500,000 shares of the Company's Common Stock. The Offering closed on February 24, 1995 at a price of $17 per share. Net proceeds to the Company from the Offering after underwriting discounts and commissions (but before expenses payable by the Company of about $2.5 million) was approximately $16.49 per share or an aggregate of approximately $250 million.

         The Direct Sale consisted of the sale of 1,500,000 shares of the Company's Common Stock directly to Kiewit Energy Company, a wholly owned subsidiary of PKS. The Direct Sale closed on February 24, 1995 at a price of $17 per share or an aggregate of $25.5 million. No commissions were paid on the Direct Sale.

         The Company believes that Magma is an excellent strategic fit and that the acquisition of Magma creates significant benefits, including:


o       EXPANSION AND ENHANCEMENT OF DEVELOPMENT EFFORTS

         Development of new opportunities, particularly internationally, is a key component of the Company's strategy. Since 1990, the Company and Magma have each pursued international development opportunities, primarily in Southeast Asia. By pursuing additional development opportunities rather than competing with Magma for the same opportunities, the Company expects to expand its development efforts to cover additional projects and thereby more effectively capitalize on the numerous opportunities in the growing international independent power market. Furthermore, the Company now has the technology of both companies available to it. The Company now owns production technology compatible with the relatively low mineral content of its wells at the Coso Project and technology compatible with the high levels of mineral precipitates found in the geothermal resource at the Imperial Valley Projects. The Company expects that access to these technologies will enable it to compete for new power development projects from geothermal reservoirs encompassing a wide range of geothermal resource characteristics.

o       BENEFITS OF INCREASED SIZE

         The Company believes that size is an important factor in determining the success of an independent power producer. This view is based on the Company's belief that potential customers consider both the price of power and the provider's capability to fulfill its obligations as primary factors in the selection of power suppliers. The Company's expanded size and capabilities are expected to further enhance the Company's reputation and credibility with sovereign governments and state utility customers and therefore enhance its ability to successfully compete for new projects. Following the Merger, the Company has over $2 billion of total assets and an aggregate net ownership interest of 1,698 MW of electric generating capacity in projects in operation, under construction or in development, which projects have an aggregate net generating capacity of 2,660 MW. The Company also believes that the acquisition of Magma creates the opportunity to reduce the Company's average cost per kWh by expanding its asset base, without materially expanding its cost structure. This is expected to allow the Company to be more price competitive with other geothermal power producers and traditional fossil fuel power plants, which the Company believes will be its primary competition in the future.

o       OPPORTUNITIES FOR OPERATIONAL AND ADMINISTRATIVE COST SAVINGS

         Based in part on its experience in restructuring the operations of the Company since 1991, management of the Company believes that it can achieve meaningful cost savings from the combination of Magma and the Company. Through the implementation of the Company's existing organizational structure, management policies and cost controls, the Company presently expects that the cost of duplicate functions will be substantially eliminated and that the productivity of its combined operating and administrative staff will be significantly increased.

o       DIVERSIFICATION IN SOURCES OF REVENUE AND OPERATIONS

         The combination of the Company's and Magma's operations increased the Company's sources of revenue and increased the number of operating sites (including projects under construction) from eight to 16. The Company believes that the resulting diversification in sources of revenue and operations can be expected to reduce the risk profile of the Company, thereby enhancing its overall credit position and improving its access to capital in relation to competitors with more concentrated sources of revenue and operations.

         However, as a result of the Magma acquisition, the Company's total assets, liabilities and total resources will each approximately double. Such rapid expansion could divert the resources and management of the Company and will require integration of Magma's operations with those of the Company. There can be no assurance that the Company will be successful in managing such growth or that it will be able to achieve any of the anticipated benefits of the Magma acquisition.


GEOTHERMAL ENERGY

         Geothermal energy is a clean, renewable and generally sustainable energy source that releases significantly lower levels of emissions than result from energy generation based on the burning of fossil fuels. Geothermal energy is derived from the natural heat of the earth when water comes sufficiently close to hot rock to heat the water to temperatures of 400 degrees Fahrenheit or more. The heated water then ascends naturally toward the surface of the earth where it can be extracted by drilling geothermal wells. The energy necessary to operate a geothermal power plant is typically obtained from several such wells, which are drilled using established technology similar to that employed in the oil and gas industry.

         Geothermal production wells are normally located within approximately one to two miles of the power plant as geothermal fluids cannot be transported economically over longer distances. From the well heads, the heated fluid flows through pipelines to a series of separators where it is separated into water, brine and steam. The steam is passed through a turbine which drives a generator to generate electricity. Once the steam has passed through the turbine, it is then cooled and condensed back into water which, along with any brine, is returned to the geothermal reservoir via injection wells. Geothermal plants in the United States are eligible to be qualifying facilities ("QFs") under the Public Utility Regulatory Policies Act of 1978 ("PURPA"), which provides for certain beneficial Federal regulatory treatment. The geothermal reservoir is a renewable source of energy if natural ground water sources and re-injection of extracted geothermal fluids are adequate over the long term to replenish the geothermal reservoir after the withdrawal of geothermal fluids.

         The generation of electric power from geothermal resources has certain advantages when compared to other methods of electric power generation. Geothermal energy facilities produce significantly less emissions than fossil fuel power plants. Geothermal energy facilities typically have higher capital costs but tend to have significantly lower variable costs than fossil fuel based power plants. The utilization of geothermal power is preferred by certain governments so as to minimize the import, or maximize the export, of hydrocarbons. Geothermal power facilities also enjoy certain tax benefits in the United States.

         Geothermal energy is most prevalent where the different sections or plates of the Earth's crust meet. Productive geothermal resources are found throughout the Pacific Rim (the so-called "Ring of Fire"), including the western United States, Latin America, Hawaii, Indonesia, the Philippines, Malaysia and New Zealand. These areas are experiencing high rates of population growth and increased demand for new electric generating capacity.

         Geothermal exploration, development and operations are subject to uncertainties similar to those typically associated with oil and gas exploration and development, including dry holes and uncontrolled releases. Because of the geological complexities of geothermal reservoirs, the geographic area and sustainable output of geothermal reservoirs can only be estimated and cannot be definitively established. There is, accordingly, a risk of an unexpected decline in the capacity of geothermal wells and a risk of geothermal reservoirs not being sufficient for sustained generation of the electrical power capacity desired. In addition, geothermal power resources usually occur in areas of high seismic activity. Accordingly, there can be no assurance that earthquake, property damage or business interruption insurance will be adequate to cover all potential losses sustained in the event of serious seismic disturbances or that such insurance will be available on commercially reasonable terms.

         The success of a geothermal project depends on the quality of the geothermal resource and operational factors relating to the extraction of the geothermal fluids involved in such project. The quality of a geothermal resource is affected by a number of factors, including the size of the reservoir, the temperature and pressure of the geothermal fluids in such reservoir, the depth and capacity of the production and injection wells, the amount of dissolved solids and noncondensible gases contained in such geothermal fluids, and the permeability of the subsurface rock formations containing such geothermal resource, including the presence, extent and location of fractures in such rocks. The quality of a geothermal resource may decline as a result of a number of factors, including the intrusion of lower-temperature fluid into the producing zone. An incorrect estimate by the Company of the quality of geothermal resource, or a decline in such quality, could have a material adverse effect on the Company's results of operations.


THE GLOBAL POWER MARKET

         The opportunity for independent power generation has expanded from a

United States market consisting of cogeneration and small power production projects to a global competitive market for power generation. Many foreign countries have privitization programs patterned after developments in the independent power generation market in the United States.

         In the United States, the independent power industry expanded rapidly in the 1980s, facilitated by the enactment of PURPA. PURPA was enacted to encourage the production of electricity by non-utility companies as well as to lessen reliance on imported fuels. According to the Utility Data Institute, independent power producers were responsible for the installation of approximately 30,000 MW of capacity, or 50%, of the U.S. electric generation capacity which has been placed in service since 1988.

         As the size of the United States independent power market has increased, available domestic power capacity and competition in the industry have also significantly increased. Over the past decade, obtaining a power sales contract from a U.S utility has generally become increasingly difficult, expensive and competitive. Many states now require power sales contracts to be awarded through competitive bidding, which both increases the cost of obtaining such contracts and decreases the chances of obtaining such contracts as bids significantly outnumber awards in most competitive solicitations. The federal Energy Policy Act of 1992 is expected to further increase domestic competition. As a result of this increased competition, it may be difficult to obtain a power sales agreement for a proposed project in the United States, and the terms and conditions of any such contract may be less favorable than those in prior agreements.

         Large amounts of new electric power generating capacity are required in developing countries. The movement toward privatization in some developing countries has created significant new markets outside the United States. In 1990, the World Bank estimated that developing countries will need approximately 380,000 MW of new power generating capacity through the end of the decade. The need for such rapid expansion has caused many countries to select private power development as their only practical alternative and to restructure their legislative and regulatory systems to facilitate such development. The Company believes that this significant need for power has created strong local support for private power projects in many foreign countries and increased the availability of attractive long-term power contracts. The Company intends to take advantage of opportunities in these new markets and to develop, construct and acquire power generation projects outside the United States.

         The international power production market is characterized by numerous strong and capable competitors, many of which have more extensive and more diversified developmental or operating experience (including international experience) and greater financial resources than the Company. Many of these competitors also participate in the domestic market.


STRATEGY

         Domestically, the Company is focusing on market opportunities in which it believes it has relative competitive advantages due to its geotechnical, project management and operating expertise. In addition, the Company expects to continue diversification into other environmentally responsible sources of energy primarily through selected acquisitions of partially developed or existing power generating projects and contracts.

         The Company presently believes that the international independent power market holds the majority of new opportunities for financially attractive private power development in the next several years, in large part because the demand for new generating capacity is growing more rapidly in emerging nations than in the United States. In developing its international strategy, the Company pursues development opportunities in countries which it believes have an acceptable risk profile and where the Company's geothermal resource development and operating experience, project development expertise or strategic relationship with PKS or local partners are expected to provide it with a competitive advantage. The Company has financed and has under construction three projects representing an aggregate of 409 MW of net ownership of electric generating capacity in the Philippines. In addition, the Company is currently pursuing a number of other electric power project opportunities in countries including the Philippines and Indonesia. These countries are ideally suited for the Company to develop, finance and operate power projects successfully because of their excellent population demographics, extensive geothermal resources and stated commitments to the development of private power programs. The Company's development efforts include both so-called "greenfield" development as well as the acquisition of or participation in the joint venture development of projects which are under development or already operating. In greenfield development, the Company attempts to negotiate power sales contracts for new generation capacity or engages in competitive bids in response to government agency or utility requests for proposals for new capacity.

         In pursuing its international strategy, the Company intends to own a significant equity interest in, and to operate, the projects it develops or acquires. In order to compete more effectively internationally, the Company's strategy is to attempt to diversify its project portfolio, extend its future equity funding capacity through joint ventures and utilize fixed-price, turnkey construction contracts with contractors experienced in the construction of power plants or other infrastructure facilities. The Company also believes that it is important in foreign transactions to work with local partners who are knowledgeable concerning local culture, politics and commercial practices and who provide a visible local presence and local project representation.

         With respect to emerging market projects, the Company's policy is to attempt to minimize currency risks, including the devaluation of local currencies versus the U.S. dollar, as well as the risk of availability of hard currency convertibility. To date, all of the Company's executed power sales contracts contain provisions which index the Company's returns to U.S. dollars or provide for the payment of capacity payments in U.S. dollars. To the extent possible, the Company attempts to secure "political risk" insurance from the Overseas Private Investment Corporation ("OPIC") or similar multilateral agencies to limit its risk in emerging market countries. In addition, the Company endeavors to involve the World Bank, export credit agencies or multilateral funding sources in its international project financings. The Company believes multilateral lending agencies and foreign source financing and political risk insurance are available for certain international private power projects, particularly those utilizing indigenous fuel sources in renewable or otherwise environmentally responsible generating facilities. The Company believes that the involvement of these institutions will enhance an international project's position in emerging market countries.

         The Company has an international joint venture agreement with PKS which the Company believes enhances the Company's capabilities in foreign power markets. The joint venture agreement is limited to international activities and provides that if both the Company and PKS agree to participate in a project, they will share all development costs equally. Each of the Company and PKS will provide 50% of the equity required for financing a project developed by the joint venture, and the Company will operate and manage such project. The agreement creates a joint development structure under which, on a project by project basis, the Company will be the development manager, managing partner and/or project operator, an equal equity participant with PKS and a preferred participant in the construction consortium and PKS will be an equal equity participant and the preferred turnkey construction contractor. The joint venture agreement may be terminated by either party on 15 days written notice, provided that such termination cannot affect the pre-existing contractual obligations of either party.

         Development can require the Company to expend significant sums for preliminary engineering, permitting, legal and other expenses in preparation for competitive bids which the Company may not win or before it can be determined whether a project is feasible, economically attractive or capable of being financed. Successful development and construction is contingent upon, among other things, negotiation on terms satisfactory to the Company of engineering, construction, fuel supply and power sales contracts with other project participants, receipt of required governmental permits and consents and timely implementation of construction. Further, there can be no assurance that the Company will obtain access to the substantial debt and equity capital required to continue to develop and construct electric power projects or to refinance projects. The future growth of the Company is dependent, in large part, upon the demand for significant amounts of additional electrical generating capacity and its ability to obtain contracts to supply portions of this capacity. There can be no assurance that development efforts on any particular project, or the Company's efforts generally, will be successful.

         The financing and development of projects outside the United States entail significant political and financial risks (including, without limitation, uncertainties associated with first-time privatization efforts in the countries involved, currency exchange rate fluctuations, currency repatriation restrictions, political instability, civil unrest and expropriation) and other structuring issues that have the potential to cause substantial delays in respect of or material impairment of the value of the project being developed, which the Company may not be capable of fully insuring against. The uncertainty of the legal environment in certain foreign countries in which the Company is developing and may develop or acquire projects could make it more difficult for the Company to enforce its rights under agreements relating to such projects. In addition, the laws and regulations of certain countries may limit the ability of the Company to hold a majority interest in some of the projects that it may develop or acquire. The Company's international projects may, in certain cases, be terminated by the applicable foreign governments.


THE COMPANY'S PROJECTS

         With completion of the acquisition of Magma the Company has net ownership interests of an aggregate of (i) 354 MW in 13 projects in operation representing an aggregate net capacity of 571 MW of electric generating capacity, (ii) 409 MW in three projects under construction representing an aggregate net capacity of 500 MW of electric generating capacity and (iii) 935 MW in eight projects in development stages with signed power sales agreements or under award representing an aggregate net capacity of 1,589 MW of electric generating capacity. The following table sets out the Company's various projects in operation, under construction and in the latter stages of development pursuant to signed power sales agreements or awarded mandates in each case subsequent to the merger.

                                                              INTERNATIONAL PROJECTS - DISCUSSION
PROJECT         FACILITY     FACILITY       NET OWNER.   LOCATION          PROJECT.         CONTRACT    CONTRACT        POWER
                GROSS        NET CAPACITY   INTEREST                       COMM. OPER.      EXP. (3)    TYPE (3)     PURCHASER (4)
                CAPACITY     (IN MW)(2)     (IN MW)                        DATE
                (IN MW)(1)

Upper Mahiao      128           119           119         Leyte, the       1996              CO+10      Build, Own   PNOC-EDC
                                                          Philippines                                   Transfer     (GOP) (5)

Mahanagdong       180           165            74         Leyte, the       1997              CO+10      Build, Own   PNOC-EDC
(6)                                                       Philippines                                   Transfer     (GOP)(5)

Malitbog-         231           216           216         Leyte, the       1996-             CO+10      Build, Own   PNOC-EDC
Phase I and II                                            Philippines      1997                         Transfer     (GOP) (5)
                  ---           ---           ---
TOTAL UNDER
CONSTRUCTION      539           500           409

PROJECTS WITH SIGNED POWER SALES CONTRACTS OR AWARDED DEVELOPMENT RIGHTS
PROJECT         FACILITY      FACILITY          NET OWNER.   LOCATION          PROJECT.    CONTRACT    CONTRACT         POWER
                GROSS         NET CAPACITY      INTEREST                       COMM. OPER.   EXP.        TYPE         PURCHASER(4)
                CAPACITY      (IN MW)(2)(7)     (IN MW)(7)                     DATE
                (IN MW)(7)

Dieng (6)         400            400              188         Central Java,    1997-1999    CO+30      Build, Own    PLN (GO1)
                                                              Indonesia                                Transfer

Patuha (6)        400            400              140         Western Java,    1997-1999    CO+30      Build, Own    PLN (GO1)
                                                              Indonesia                                Transfer

Casecnan (8)      140            140               98         Luzon, the       1998         CO+20      Build, Own    NIA (GOP) (5)
                                                              Philippines                              Transfer

Bali (8)(9)       350            350              210         Bali,            1998-1999    CO+30      Build, Own    PLN (GOI)
                                                              Indonesia                                Transfer

Alto Peak          70             70               70         Leyte, the       1997         CO+10      Build, Own    PNOC-EDC
                                                              Philippines                              Transfer      (GOP)(5)

TOTAL
CONTRACTED/
AWARDED         1,360          1,360              706

TOTAL
INTERNATIONAL
PROJECTS        1,899          1,860            1,115

     (1) Actual MW may vary depending on operating and reservoir conditions and plant design. Facility Gross Capacity (in MW) for projects under construction prepresents gross electric output of the facility prior to subtraction of the parasitic load. Parasitic load is electrical output used by the facility and not made available for sale to utilities or other outside purchasers. Facility Gross Capacity (in MW) does not necessarily reflect electric output available for sale to utilities or other purchasers.

     (2) Facility Net Capacity (in MW)  represents  Facility Gross Capacity (in
MW) less parasitic load.

     (3) Commercial Operation (CO).

     (4) PNOC-Energy Development Corporation (PNOC-EDC); Government of the Philippines (GOP); P.T. PLN (Persero) (PLN); Government of Indonesia (GOI); and Philippine National Irrigation Administration (NIA).

     (5) Government of the Philippines undertaking supports PNOC-EDC's and NIA's respective ogligations.

     (6) PKS has elected to exercise its ownership option pursuant to its joint venture agreement with the Company.

     (7) Actual MW may vary depending on operating and reservoir conditions and final plant design. Facility Gross Capacity (in MW) for awarded projects equals maximum sales amount. Significant contingencies exist in respect of awards, including without limitation, the need to obtain financing, permits and licenses, and the completion of construction.

     (8) PKS has not indicated whether it intends to exercise its ownership option pursuant to its joint venture agreement with the Company and such net ownership interest remains subject to the PKS option. The Casecnan Project is a combined hydroelectric and irrigation project and will also sell water to NIA.

     (9) Geothermal resource development rights have been awarded and the power sales contract is subject to negotiation.

                                                         DOMESTIC PROJECTS

PROJECT         FACILITY      FACILITY          NET OWNER.   LOCATION       PROJECT.    CONTRACT    CONTRACT         POWER
                GROSS         NET CAPACITY      INTEREST                    COMM. OPER.  EXP.        TYPE         PURCHASER(5)
                CAPACITY      (IN MW)(2)(3)     (IN MW)                     DATE
                (IN MW)(1)

Navy I            96                88               41     China Lake,      8/1987     8/2011      SO4               SCE
                                                            CA
BLM               96                88               42     China Lake,      3/1989     3/2019      SO4               SCE
                                                            CA
Navy II           96                88               44     China Lake,      1/1990     1/2010      SO4               SCE
                                                            CA
Vulcan            41                34               17     Imperial         2/1986     2/2016      SO4               SCE
                                                            Valley, CA
Hoch (Del         46                38               19     Imperial         1/1989    12/2018      SO4               SCE
Ranch)                                                      Valley, CA

Elmore            46                38               19     Imperial         1/1989    12/2018      SO4               SCE
                                                            Valley, CA
Leathers          46                38               19     Imperial         1/1990    12/2019      SO4               SCE
                                                            Valley, CA
Salton Sea I      11                 8                8     Imperial         7/1987     6/2017      Negot.            SCE
                                                            Valley, CA
Salton Sea II     20                18               18     Imperial         4/1990     4/2020       SO4              SCE
                                                            Valley, CA
Salton Sea III    54                50               50     Imperial         2/1989     2/2019       SO4              SCE
                                                            Valley, CA
Yuma Cogen.       55                50               50     Yuma, AZ         5/1994     5/2024       Negot.           SDG&E

Roosevelt Hot     25                23               17     Milford, UT      5/1984     1/2021      Gathered UP&L
Springs                                                                                                Steam

Desert Peak       10                10               10     Desert Peak,     12/1985   12/1995       Negot.           SPPC
                                                            NV
                  --                --               --

TOTAL IN          642               571              354
OPERATION




                  PROJECTS WITH SIGNED POWER SALES CONTRACTS OR AWARDED DEVELOPMENT RIGHTS

PROJECT         FACILITY      FACILITY          NET OWNER.   LOCATION       PROJECT.    CONTRACT    CONTRACT         POWER
                GROSS         NET CAPACITY      INTEREST                    COMM. OPER.  EXP.        TYPE         PURCHASER(5)
                CAPACITY      (IN MW)(2)(5)     (IN MW)                     DATE
                (IN MW)(5)


BRPU (7)          163               163              163     Imperial      TBD           TBD        FS04             SCE
                                                             Valley, CA
Fish Lake(8)       36                36               36     Imperial      est. 1996     CO+30      Negot.           SCE
                                                             Valley, CA
Newberry           30                30               30     Bend, OR      est. 1997     CO+50      Negot.           BPA/EWEB
                   --                --               --

TOTAL CONTRACTED/
AWARDED           229               229              229
                  ---               ---              ---
TOTAL DOMESTIC
PROJECTS          871               800              583
                  ---               ---              ---

TOTAL
PROJECTS        2,770             2,660            1,698
                -----             -----            -----


     (1) In addition to the electricity sales revenue earned from its net ownership position in such facilities, the Company receives significant fee and royalty income from operating such plants and managing the production from the geothermal reservoirs for such facilities.

     (2) Actual MW may vary depending on operating and reservoir conditions and plant design. Facility Gross Capacity (in MW) for projects in operation represents gross electric output of the facility prior to subtraction of the parasitic load. Parasitic load is electrical output used by the facility and not made available for sale to utilities or other outside purchasers. Facility Gross Capacity (in MW) does not necessarily reflect electric output available for sale to utilities or other outside purchasers.

     (3) Facility Net Capacity (in MW)  represents  Facility Gross Capacity (in
MW) less parasitic load.

     (4) With respect to the Vulcan, Hoch (Del Ranch), Elmore, Leathers, Salton Sea I, Salton Sea II and Salton Sea III Projects, this represents contract nameplate.


     (5) Southern California Edison Company (SCE); San Diego Gas & Electric Company (SDG&E); Utah Power & Light Company (UP&L); Sierra Pacific Power Company (SPPC); Bonneville Power Administration (BPA); and Eugene Water and Electric Board (EWEB).

     (6) Actual MW may vary depending on operating and reservoir conditions and final plant design. Facility Gross Capacity (in MW) for awarded projects equals maximum sales amount. Significant contingencies exist in respect of awards, including without limitation, the need to obtain financing, permits and licenses, and the completion of construction.

     (7) SCE and SDG&E are contesting the BRPU award; accordingly, no power sales contracts are currently signed.

     (8) Combined Fish Lake and Salton Sea Expansion.

                       INTERNATIONAL PROJECTS DISCUSSION

PROJECTS IN CONSTRUCTION


        The Philippines. The Company believes that increasing industrialization, a rising standard of living and an expanding power distribution network has significantly increased demand for electrical power in the Philippines. According to the 1993 Power Development Program of the National Power Corporation of the Philippines ("NAPOCOR"), demand for electricity exceeds supply. NAPOCOR has also reported that its ability to sustain desired levels of electric production from existing facilities has been limited due to frequent breakdowns in many of its older electric generating plants. As a result, the Philippines has experienced severe power outages, with Manila suffering significant daily brownouts during much of 1993 and periodic brownouts during 1994. Although the occurrence of brownouts has been recently reduced, NAPOCOR has said that it still anticipates significant energy shortages in the future.

         In 1993, the Philippine Congress, pursuant to Republic Act 7648, granted President Ramos emergency powers to remedy the Philippine energy crisis, including authority to (i) exempt power projects from public bidding requirements, (ii) increase power rates and (iii) reorganize NAPOCOR. Until 1987, NAPOCOR had a monopoly on power generation and transmission in the Philippines. In 1987, then President Aquino issued Executive Order No. 215, which granted private companies the right to develop certain power generation projects, such as those using indigenous energy sources, on a "build-operate-transfer" or "build-transfer" basis. In 1990, the Philippine Congress enacted Republic Act No. 6957, which authorized private development of priority infrastructure projects on a "build-operate-transfer" and a "build-transfer" basis. In addition, under that Act, such power projects were made eligible for certain tax benefits, including exemption from Philippine national income taxes for at least six years and exemption from, or reimbursement for, customs duties and value added taxes on capital equipment to be incorporated into such projects. In 1994, certain amendments to Republic Act No. 6957 were approved by the Philippine Congress and signed into law (R.A.
7718). Among other things, such amendments provide for the financing of "unsolicited proposals" on a "build-operate-transfer" basis.

         In an effort to remedy the shortfall of electricity, the Philippines, NAPOCOR and PNOC-Energy Development Corporation ("PNOC-EDC") continue to jointly solicit bids for private power projects. Among private power projects selected through this solicitation process were the Upper Mahiao (the "Upper Mahiao Project"), Mahanagdong (the "Mahanagdong Project"), Malitbog (the "Malitbog Project") and Alto Peak (the "Alto Peak Project") geothermal power projects, as described below. Geothermal power has been identified as a preferred alternative by the Government of the Philippines due to the domestic availability and the minimal environmental effects of geothermal power in comparison to other forms of power production. PNOC-EDC, which is responsible for developing the Philippines' domestic energy sources, has been successful in the exploration and development of geothermal resources.

         The Company has financed and commenced construction of the Upper Mahiao, Mahanagdong and Malitbog Projects, which have an aggregate net capacity of 500 MW, of which the Company's aggregate net ownership interest is 409 MW subsequent to the Merger.

        Upper Mahiao. The Company has closed the financing and commenced construction of the Upper Mahiao Project, a 128 gross MW geothermal project to be located in the GreaterTongonan area of the island of Leyte in the Philippines. The Upper Mahiao Project will be built, owned and operated by CE Cebu Geothermal Power Company, Inc. ("CE Cebu"), a Philippine corporation that is approximately 100% indirectly owned by the Company. It will sell 100% of its capacity on a "take-or-pay" basis (described below) to PNOC-EDC, which will in turn sell the power to NAPOCOR for distribution to the island of Cebu, located about 40 miles west of Leyte.

         The Upper Mahiao Project will have a total project cost of approximately $218 million, including interest during construction, project contingency costs and a debt service reserve fund. A consortium of international banks has committed to provide approximately $162 million in a construction loan, supported by political risk insurance from the Export-Import Bank of the United States ("ExIm Bank"). The largest portion of the term loan for the project will also be provided by ExIm Bank. The Company's equity contribution to the Upper Mahiao Project is $56 million. Subject to the pledge of the project company's stock to the lenders, the Company has arranged for political risk insurance of its equity investment through OPIC. The financing is collateralized by all the assets of the project.

         The Upper Mahiao Project is being constructed by Ormat, Inc. ("Ormat") and its affiliates pursuant to supply and construction contracts (collectively, the "Upper Mahiao EPC"), which, taken together, provide for the construction of the plant on a fixed-price, date-certain, turnkey basis. Ormat is an international manufacturer and construction contractor that builds binary geothermal turbines. It has provided its equipment to several geothermal power projects throughout the United States, the Philippines and elsewhere internationally. The Upper Mahiao EPC provides liquidated damage protection of up to 30% of the Upper Mahiao EPC price. Ormat's performance under the Upper Mahiao EPC is substantially backed by a completion guaranty of Ormat, by letters of credit, and by a limited guaranty of Ormat Industries, Ltd., an Israeli corporation and the parent of Ormat, in each case for the benefit of the project lenders.

         Under the terms of an energy conversion agreement, executed on September 6, 1993 (the "Upper Mahiao ECA"), CE Cebu will build, own and operate the Upper Mahiao Project during the approximately two-year construction period and the ten-year cooperation period, after which ownership will be transferred to PNOC-EDC at no cost.

         The Upper Mahiao plant will be located on land provided by PNOC-EDC at no cost. It will take geothermal steam and fluid, also provided by PNOC-EDC at no cost, and convert its thermal energy into electrical energy to be sold to PNOC-EDC on a "take-or-pay" basis. Specifically, PNOC-EDC will be obligated to pay for the electric capacity that is nominated each year by CE Cebu, irrespective of whether PNOC-EDC is willing or able to accept delivery of such capacity. PNOC-EDC will pay to CE Cebu a fee (the "Capacity Fee") based on the plant capacity nominated to PNOC-EDC in any year (which, at the plant's design capacity, is approximately 95% of total contract revenues) and a fee (the "Energy Fee") based on the electricity actually delivered to PNOC-EDC (approximately 5% of total contract revenues). The Capacity Fee serves to recover the capital costs of the project, to recover fixed operating costs and to cover return on investment. The Energy Fee is designed to cover all variable operating and maintenance costs of the power plant. Payments under the Upper Mahiao ECA will be denominated in U.S. dollars, or computed in U.S. dollars and paid in Philippine pesos at the then-current exchange rate, except for the Energy Fee, which will be used to pay Philippine peso-denominated expenses. The convertibility of Philippine peso receipts into U.S. dollars is insured by OPIC. Significant portions of the Capacity Fee and Energy Fee will be indexed to U.S. and Philippine inflation rates, respectively. PNOC-EDC's payment requirements, and its other obligations under the Upper Mahiao ECA, are supported by the Government of the Philippines through a performance undertaking.

         The payment of the Capacity Fee is not excused if PNOC-EDC fails to deliver or remove the steam or fluids or fails to provide the transmission facilities, even if its failure was caused by a force majeure event. In addition, PNOC-EDC must continue to make Capacity Fee payments if there is a force majeure event (e.g., war, nationalization, etc.) that affects the operation of the Upper Mahiao Project and that is within the reasonable control of PNOC-EDC or the Government of the Philippines or any agency or authority thereof. If CE Cebu fails to meet certain construction milestones or the power plant fails to achieve 70% of its design capacity by the date that is 120 days after the scheduled completion date (as that date may be extended for force majeure and other reasons under the Upper Mahiao ECA), the Upper Mahiao Project may, under certain circumstances, be deemed "abandoned," in which case the Upper Mahiao Project must be transferred to PNOC-EDC at no cost, subject to any liens existing thereon.

         PNOC-EDC is obligated to purchase CE Cebu's interest in the facility under certain circumstances, including (i) extended outages resulting from the failure of PNOC-EDC to provide the required geothermal fluid, (ii) certain material changes in policies or laws which adversely affect CE Cebu's interest in the project, (iii) transmission failure, (iv) failure of PNOC-EDC to make timely payments of amounts due under the Upper Mahiao ECA, (v) privatization of PNOC-EDC or NAPOCOR, and (vi) certain other events. Prior to completion of the Upper Mahiao Project, the buy-out price will be equal to all costs incurred through the date of the buy-out, including all Upper Mahiao Project debt, plus an additional rate of return on equity of ten percent per annum. In a post-completion buy-out, the price will be the net present value (at a discount rate based on the last published Commercial Interest Reference Rate of the Organization for Economic Cooperation and Development) of the total remaining amount of Capacity Fees over the remaining term of the Upper Mahiao ECA.

Mahanagdong. The Company has also closed the financing and commenced construction of the Mahanagdong Project, a 180 gross MW geothermal project, which will also be located on the island of Leyte. The Mahanagdong Project will be built, owned and operated by CE Luzon Geothermal Power Company, Inc. ("CE Luzon"), a Philippine corporation that during construction is indirectly owned 50% by the Company and 50% by PKS. Up to a 10% financial interest in CE Luzon may be sold at completion to another industrial company at the option of such company. The Mahanagdong Project will sell 100% of its capacity on a similar basis as described above for the Upper Mahiao Project to PNOC-EDC, which will in turn sell the power to NAPOCOR for distribution to the island of Luzon.

         Mahanagdong has a total project cost of approximately $320 million, including interest during construction, project contingency costs and a debt service reserve fund. The capital structure consists of a project financing construction and term loan of approximately $240 million provided by OPIC, ExIm Bank and a consortium of international banks, and approximately $80 million in equity contributions. Political risk insurance from ExIm Bank has been obtained for the commercial lenders. The Company's equity investment for the Mahanagdong Project will be approximately $40 million. Subject to the pledge of the project company's stock to the lenders, the Company has arranged for political risk insurance on its equity investment through OPIC. The financing is collateralized by all the assets of the project.

         The Mahanagdong Project is being constructed by a consortium (the "EPC Consortium") of Kiewit Construction Group, Inc. ("KCG") and The Ben Holt Co., a wholly owned subsidiary of the Company ("BHCO"), pursuant to fixed-price, date-certain, turnkey supply and construction contracts (collectively, the "Mahanagdong EPC"). The obligations of the EPC Consortium under the Mahanagdong EPC are supported by a guaranty of KCG at an aggregate amount equal to approximately 50% of the Mahanagdong EPC price. KCG, a wholly owned subsidiary of PKS, is the lead member of the EPC Consortium, with an 80% interest. KCG performs construction services for a wide range of public and private customers in the U.S. and internationally. The Mahanagdong EPC provides for maximum liability for liquidated damages of up to $100.5 million and total liability of up to $201 million. Construction projects undertaken by KCG during 1993 included transportation projects, including highways, bridges, airports and railroads, power facilities, buildings and sewer and waste disposal systems, and water supply systems, utility facilities, dams and reservoirs. KCG accounts for 80% of PKS's revenues, contributing $1.7 billion in revenues in 1993. KCG has an extensive background in power plant construction.

     BHCO will provide design and engineering services for the EPC Consortium, and holds a 20% interest. The Company has provided a guaranty of BHCO's obligations under the Mahanagdong EPC Contract.

         The terms of an energy conversion agreement (the "Mahanagdong ECA"), executed on September 18, 1993, are substantially similar to those of the Upper Mahiao ECA. The Mahanagdong ECA provides for an approximately three-year construction period and a ten-year cooperation period. At the end of the cooperation period, the facility will be transferred to PNOC-EDC at no cost. All of PNOC-EDC's obligations under the Mahanagdong ECA are supported by the Government of the Philippines through a performance undertaking. The capacity fees are expected to be approximately 97% of total revenues at the design capacity levels and the energy fees are expected to be approximately 3% of such total revenues.

        Malitbog. In December 1994, the Company closed the financing and commenced construction of the Malitbog Project, a 231 gross MW geothermal project, which will also be located on the island of Leyte. The Malitbog Project will be built, owned and operated by Visayas Geothermal Power Company ("VGPC"), a Philippine general partnership that is wholly owned, indirectly, by the Company. VGPC will sell 100% of its capacity on substantially the same basis as described above for the Upper Mahiao Project to PNOC-EDC, which will in turn sell the power to NAPOCOR.

         The Malitbog Project has a total project cost of approximately $280 million, including interest during construction and project contingency costs. A consortium of international banks and OPIC have provided a total of $210 million of construction and term loan facilities, the $135 million international bank portion of which is supported by political risk insurance from OPIC. The Company's equity contribution to VGPC was $70 million. The Company's equity participation is covered by political risk insurance from OPIC.

         The Malitbog Project will be constructed by Sumitomo Corporation ("Sumitomo") pursuant to a fixed-price, date-certain, turnkey supply and construction contract (the "Malitbog EPC"). The Malitbog EPC provides that certain liquidated damages will be paid by Sumitomo for failure to meet certain scheduled performance test dates, including the payment of any liquidated damages or penalties required to be paid by VGPC to PNOC-EDC under an energy conversion agreement (the "Malitbog ECA"), subject to limitations on the total amount of liquidated damages payable by Sumitomo. The Malitbog EPC also provides for the payment of certain liquidated damages on a per unit basis if upon completion of the facility, tests do not demonstrate such unit's ability to operate at a net generating capacity of at least 74.1 MW. The liquidated damages for each generating unit are capped at 13 1/3 % of the total Malitbog EPC price. Pursuant to a reimbursement undertaking, Magma has agreed to reimburse Sumitomo for draws, if any, by PNOC-EDC on the construction bond provided by Sumitomo on behalf of Magma in excess of the liquidated damage amounts provided in the Malitbog EPC.

         Sumitomo is one of the principal trading and investment companies in Japan, and has built power plants around the world, often on a turnkey basis. As of October 20, 1994, Sumitomo had a credit rating of "Aa3" from Moody's Investors Service, Inc. ("Moody's"). The Malitbog EPC requires Sumitomo to provide engineering, procurement, construction, start-up and testing services with respect to the facility.

     Construction of the facility has begun, with commercial operation of unit 1 scheduled to commence in July 1996, and commercial operation of unit 2 and unit 3 scheduled to commence in July 1997.

         The terms of the Malitbog ECA, executed on September 10, 1993, are substantially similar to those of the Upper Mahiao ECA. The Malitbog ECA provides for a two-phase construction period, of three identical 77 gross MW units. The cooperation period is ten years from the completion of unit 3. At the end of the cooperation period, the facility will be transferred to PNOC-EDC at no cost. All of PNOC-EDC's obligations under the Malitbog ECA are supported by the Government of the Philippines through a performance undertaking. The capacity fees are 100% of total revenues and there is no energy fee.

PROJECTS IN DEVELOPMENT

        Casecnan. In November 1994, the Company signed a "Project Agreement" with the Philippine National Irrigation Administration ("NIA") to develop an estimated $320 million combined irrigation and hydroelectric power generation project (the "Casecnan Multipurpose Project"). Such project will deliver excess water from the Casecnan and Denip (Cagayan) watershed in Northern Luzon to the Pampanga watershed and the Pantabangan Reservoir for irrigation use in the Central Luzon Valley. The Casecnan Multipurpose Project, which has satisfied the requirements for an unsolicited proposal under the amended BOT law, will also provide 140 MW of net electric generation capacity to the Luzon grid.

         The project agreement is structured as a build, operate and transfer agreement under which NIA will supply the water for the project and provides for a 20-year cooperation period with significant "take-or-pay" obligations for water and electricity. At the end of the 20-year cooperation period, the Casecnan Multipurpose Project will be transferred to NIA at no cost. The Company anticipates commencing construction in 1995.

         Completion of such project remains subject to a number of significant uncertainties, including arranging financing, obtaining certain required permits and licenses and completing construction, none of which can be assured.

        Alto Peak. The Alto Peak Project is a smaller geothermal project in the same general area of Leyte as the Upper Mahiao, Mahanagdong and Malitbog Projects. A subsidiary of the Company and PNOC-EDC have executed a 70 net MW Energy Conversion Agreement, dated May 7, 1994. The general terms and conditions are similar to the Malitbog ECA. However, the plant design has not been initiated because PNOC-EDC has not finalized the steam conditions (pressure, composition and pH). PNOC-EDC is still drilling and testing the geothermal wells that will supply steam to such project. Consequently, the Company has not commenced financing arrangements for the Alto Peak Project.

        Indonesia. Indonesia, which has the world's fourth largest population, has experienced rapid growth in electricity demand. The Company believes that load growth has exceeded 13% since 1980. Furthermore, the Company believes that rapid expansion in industrial growth has created a backlog of unconnected industrial users in excess of 4,000 MW. In its sixth five-year plan, the Indonesian government has called for the addition of 12,000 MW of additional generating capacity by 1999. The long range plan calls for an additional 15,000 MW to be added by the year 2004. The plans call for approximately 75% of this capacity to be added by independent power producers. Although Indonesia is a member of OPEC and is also the world's largest exporter of liquified natural gas, the government has announced that it wishes to maintain sufficient amounts of oil for export, which will require a shift to coal fired generation and the use of other energy sources, such as geothermal.

         It is estimated that Indonesia has sufficient geothermal steam potential to generate 16,000 MW, centered in the Java and Sumatra areas (the two most populous of the 13,000 islands in Indonesia). To date, less than 150 MW of geothermal facilities have been commissioned, as the Government of Indonesia was not encouraging the development of geothermal energy.

         The Indonesian state-owned utility has recently been converted to a limited liability company, P.T. PLN (Persero) ("PLN"), as a first step toward the privatization of its two largest generating subsidiaries. The main objective of Indonesia's electric energy policy has been to secure a continuity of supply at reasonable rates for households (more than 50% of which have been reported to have no power) and to minimize the utilization of hydrocarbons. Rural electrification will remain an important component of the energy policy as PLN is targeting the addition of 2 million customers a year.

         Indonesia is rated "Baa3" by Moody's and "BBB " by Standard & Poor's Ratings Group ("S&P"). The Company believes that Indonesia represents an attractive development opportunity, as it combines growing power needs with ample geothermal resources and creditworthy contract parties.

        The following is a summary description of certain information concerning the Company's projects in Indonesia. Since these projects are still in development, however, there can be no assurance that this information will not change materially over time. In addition, there can be no assurance that development efforts on any particular project, or the Compnay's efforts generally, will be successful.

        Dieng. On December 2, 1994, a subsidiary of the Company executed a joint operation contract (the "Dieng JOC") for the development of the geothermal steam field and geothermal power facilities at the Dieng geothermal field, located in Central Java (the "Dieng Project") with Perusahaan Pertambangan Minyak Dan Gas Bumi Negara ("Pertamina"), the Indonesian national oil company, and executed a "take-or-pay" energy sales contract (the "Dieng ESC") with both Pertamina and PLN, the Indonesian national electric utility.

         A subsidiary of the Company has entered into a joint development agreement with P.T. Himpurna Enersindo Abadi ("P.T. HEA"), its Indonesian partner, which is a subsidiary of Himpurna, an association of Indonesian military veterans, whereby the Company and P.T. HEA have agreed to work together on an exclusive basis to develop the Dieng Project (the "Dieng Joint Venture"). The Dieng Joint Venture is structured with subsidiaries of the

Company having a minimum 47% interest, subsidiaries of PKS having the option to take a 47% interest and P.T. HEA having a 6% interest in the Dieng Project.

         Pursuant to the Dieng JOC and ESC, Pertamina will grant to the Dieng Joint Venture the geothermal field and the wells and other facilities presently located thereon and the Dieng Joint Venture will build, own and operate power production units with an aggregate capacity of up to 400 MW. The Dieng Joint Venture will accept the field operation responsibility for developing and supplying the geothermal steam and fluids required to operate the plants. The Dieng JOC is structured as a build own transfer agreement and will expire (subject to extension by mutual agreement) on the date which is the later of
(i) 42 years following effectiveness of the Dieng JOC and (ii) 30 years following the date of commencement of commercial generation of the final unit completed. Upon the expiration of the proposed Dieng JOC, all facilities will be transferred to Pertamina at no cost. The Dieng Joint Venture is required to pay Pertamina a production allowance equal to three percent of the Dieng Joint Venture's net operating income from the Dieng Project, plus a further amount based upon the negotiated value of existing Pertamina geothermal production facilities that the Company expects will be made available by Pertamina.

         Pursuant to the Dieng ESC, PLN agreed to purchase and pay for all of the Project's capacity and energy output on a "take or pay" basis regardless of PLN's ability to accept such energy made available from the Dieng Project for a term equal to that of the Dieng JOC. The price paid for electricity includes a base energy price per kWh multiplied by the number of kWhs the plants deliver or are "capable of delivering," whichever is greater. Energy price payments are also subject to adjustment for inflation. PLN will also pay a capacity payment based on plant capacity. All such payments are payable in U.S. dollars.

         The Company presently intends to begin well testing by the second quarter of 1995 and to commence construction of an initial 55 MW unit in the 4th quarter of 1995, and then to proceed on a modular basis with construction of three additional units to follow shortly thereafter, resulting in an aggregate first phase net capacity at this site of 220 MW. The Company estimates that the total project cost of these units will be approximately $450 million. The next phase is expected to expand the total capacity to 400 MW. The cost of the full Dieng Project is estimated to approximate $1 billion. The Company anticipates a consortium consisting of KCG and BHCO will submit a proposal for the design and construction of the Dieng Project, and that the Company, through a subsidiary, will be responsible for operating and managing the Dieng Project.

         The Dieng field has been explored domestically for over 20 years and BHCO has been active in the area for more than five years. Pertamina has drilled a total of 27 wells to date. The Company has a significant amount of data, which it believes to be reliable as to the production capacity of the field. However, a number of significant steps, both financial and operational, must be completed before the Dieng Project can proceed further. These steps, none of which can be assured, include obtaining required regulatory permits and approvals, completing the well testing, entering into a construction agreement and other project contracts, and arranging financing.

        Patuha. The Company is also developing a geothermal power plant with respect to the Patuha geothermal field in Java, Indonesia (the "Patuha Project"). The Company has entered into a joint venture (the "Patuha Joint Venture") for Patuha with P.T. Enerindo Supra Abadi ("P.T. ESA"), an Indonesian company. P.T. ESA is an affiliate of the Bukaka Group, which has extensive experience in general construction, fabrication and electrical transmission construction in Indonesia. In exchange for project development services, P.T. ESA will receive a 10% equity interest in the Patuha Project with an option to acquire an additional 20% interest for cash upon the satisfaction of certain conditions. Subject to the exercise of that option, subsidiaries of the Company will have a 45% interest and subsidiaries of PKS will have the option to take a 45% interest in the Patuha Project.

         On December 2, 1994, the Patuha Joint Venture executed both a joint operation contract and an energy sales contract, each of which currently contains terms substantially similar to those described above for the Dieng Project. The Patuha Joint Venture intends to proceed on a modular basis similar to the Dieng Project, with an aggregate capacity of up to 400 MW. The Company estimates that the total cost will be approximately $1 billion. The Company presently intends to begin well testing and further exploration in the fourth quarter of 1995 with construction of the first unit expected to begin by 1996.

         The Patuha Project remains subject to a number of significant uncertainties, as described above in connection with the Dieng Project, and there can be no assurance that the Patuha Project will proceed or reach commercial operation.

        Bali. The Company and PT Panutan Group, an Indonesian consortium of energy, oil, gas and mining companies, have formed a joint venture to pursue the development of geothermal resources in Bali (the "Bali Project") and to obtain a power sales contract from PLN.

         The Company presently intends to develop the Bali Project and other possible projects in Indonesia using a structure similar to that contemplated for the Dieng Project.

         The Bali Project remains subject to a number of significant uncertainties, as described above for the Dieng Project, and there can be no assurance that the Company will pursue the Bali Project or that it will proceed or reach commercial operation.



                               DOMESTIC PROJECTS

PROJECTS IN OPERATION

        The Coso Project. In 1979, the Company entered into a 30-year contract (the "Navy Contract") with the United States Department of the Navy (the "Navy") to develop geothermal power facilities located on approximately 5,000 acres of the Naval Air Weapons Station at China Lake, California (150 miles northeast of Los Angeles). In 1985, the Company entered into a 30-year lease (the "BLM Lease") with the United States Bureau of Land Management ("BLM") for approximately 19,000 acres of land adjacent to the land covered by the Navy Contract. The Navy Contract and the BLM Lease provide for certain royalty payments as a percentage of gross revenue and certain other formulas. The Company formed three joint ventures (the "Coso Joint Ventures") with one primary joint venture partner to develop and construct the three facilities which comprise the Navy I project (the "Navy I Project"), the BLM project (the "BLM Project") and the Navy II project (the "Navy II Project") (collectively the "Coso Project").

         The Coso Joint Ventures are as follows: (i) Coso Finance Partners, which owns the Navy I Project (the "Navy I Partnership"), (ii) Coso Energy Developers, which owns the BLM Project (the "BLM Partnership") and (iii) Coso Power Developers, which owns the Navy II Project (the "Navy II Partnership" and, together with the Navy I Partnership and the BLM Partnership, the "Coso Partnerships"). The Company holds ownership interests of approximately 46% in the Navy I Partnership; approximately 48% in the BLM Partnership, after payout to the Company and its joint venture partner; and 50% in the Navy II Partnership. The Company consolidates its respective share of the operating results of the Coso Partnerships into its financial statements. The Company is the managing partner of each of the Coso Partnerships and operates the Coso Project, for which it receives fees from the Coso Partnerships.

         The Coso Project sells all electricity generated by the respective plants pursuant to three long-term standard offer No. 4 power purchase contracts ("SO4 Agreements") between the Navy I Partnership, the BLM Partnership, and the Navy II Partnership, respectively, and Southern California Edison Company ("SCE"). These SO4 Agreements provide for capacity payments, capacity bonus payments and energy payments. SCE makes fixed annual capacity payments to the Coso Partnerships and, to the extent that capacity factors exceed certain benchmarks, is required to make capacity bonus payments. The price for capacity and capacity bonus payments is fixed for the life of the SO4 Agreements. Energy is sold at increasing fixed rates for the first ten years of each contract and thereafter at SCE's Avoided Cost of Energy. The fixed price periods of the SO4 Agreements extend until August 1997, March 1999 and January 2000 for each of the Navy I, BLM and Navy II Partnerships, respectively, at rates ranging from 11.0 cents per kWh in 1994 to 14.6 cents per kWh in 2000. The Company's share of the revenues received by the Coso Partnerships for 1993 and 1994 was $124.7 million and $137.0 million, respectively.

         The physical facilities used for geothermal energy production are substantially the same at the Navy I, BLM and Navy II Projects.

        The Navy I Project. The geothermal resource for the Navy I Project currently is produced from approximately 32 wells. The Navy I Project consists of three turbine generators, each with approximately 32 MW of electrical generating capacity. The Navy I Project has an aggregate gross electrical generating capacity of approximately 96 MW. Based on an assumed net capacity of 80 MW, the Navy I Project operated at an average operating capacity factor of 99.8% in 1992, 111.2% in 1993 and 114.0% in 1994.

        The BLM Project. The BLM Project.'s geothermal resource currently is produced from approximately 20 wells. The BLM Project consists of three turbine generators. Two of these turbine generators are located at the BLM East site in a dual flash system, and one is located at the BLM West site in a single flash system, each with an electrical generating capacity of 32 MW. The BLM Project has an aggregate gross electrical generating capacity of approximately 96 MW. Based on an assumed net capacity of 80 MW, the BLM Project operated at an average operating capacity factor of 87.2% in 1992, 98.1% in 1993, and 99.5% in 1994.

        The Navy II Project. The geothermal resource for the Navy II Project currently is produced from approximately 25 wells. The Navy II Project consists of three individual turbine generators, each with approximately 32 MW of electrical generating capacity. The Navy II Project has an aggregate gross electrical capacity of approximately 96 MW. Based on an assumed net capacity of 80 MW, the Navy II Project operated at an average operating capacity factor of 98.1% in 1992, 102.6% in 1993, and 105.9% in 1994.

         In December 1992, the Coso Joint Ventures refinanced the existing bank debt on the Coso Project with the proceeds of the sale of approximately $560 million in non-recourse senior secured notes (the "Notes") in a private placement pursuant to Rule 144A under the Securities Act. The Notes were issued by Coso Funding Corp. ("Coso Funding"), a corporation owned by the Coso Joint Ventures and formed exclusively for the purpose of issuing the Notes. Coso Funding lent the Coso Joint Ventures substantially all of the net proceeds of the sale of the Notes. At the time of their issuance, the Notes were rated "Baa3" by Moody's, "BBB-" by S&P and "BBB" by Duff & Phelps Credit Rating Co., all investment grade ratings. The outstanding balance of the Notes on December 31, 1994 was $483.5 million with a remaining average life of 3.4 years, and the average interest rate on the Notes for the twelve months ending on the same date was 8.13%. The obligations of each Coso Partnership under the loans from Coso Funding are non-recourse to the Company. Coso Funding may look solely to each Coso Partnership's pledged assets for satisfaction of such Coso Partnership's loan. In addition, the loans are cross-collateralized by certain support loans only to the extent of the other Coso Joint Ventures' available cash flow and, under certain circumstances, the debt service reserve funds, and not as to other assets.

        Salton Sea Known Geothermal Resource Area Projects. Magma acquired three geothermal power plants which comprise the Salton Sea 1 project (the "Salton Sea 1 Project"), the Salton Sea 2 project (the "Salton Sea 2 Project") and the Salton Sea 3 project (the "Salton Sea 3 Project") (collectively, the "Salton Sea Projects") and all related wellfield, land and other related assets in March 1993 from Union Oil Company of California. Each of the Vulcan, Hoch (Del Ranch), Elmore and Leathers projects (the "Vulcan Project," the "Hoch (Del Ranch) Project," the "Elmore Project" and the
"Leathers Project," respectively, and collectively, the "Partnership Projects") is owned by an equal partnership (the "Vulcan Partnership," the "Del Ranch Partnership," the "Elmore Partnership" and the "Leathers Partnership," respectively, and collectively, the "Partnerships") between Magma and a subsidiary of Mission Energy, a wholly owned subsidiary of SCE. In the case of the Vulcan Project, the Vulcan Partnership owns certain geothermal resources supplying the Vulcan Project plant. In the case of the other three Partnership Project plants, Magma owns the geothermal resources and receives royalty payments from the Del Ranch, Elmore and Leathers Partnerships. In 1994, such royalties together with the senior royalty from the East Mesa Plant and royalties from the Mammoth Plants (as defined below) totaled $21.1 million. Magma's share of the aggregate electricity revenues received by the Salton Sea Projects and the Partnerships for 1994 was $158.4 million. In each case, a subsidiary of Magma is the managing general partner, and Magma consolidates one-half of the operating results of each Partnership Project plant into its financial statements. A subsidiary of Magma operates each of the Salton Sea Project plants and the Partnership Project plants.

         The Salton Sea Projects operated at a combined contract nameplate factor of 94.1% in the nine months ended December 31, 1993 and 88.5% in 1994. The Partnership Projects operated at a combined contract nameplate factor of 100.7% in 1993 and 103.8% in 1994.

        Vulcan. The Vulcan Project sells electricity to SCE under a 30-year SO4 Agreement that commenced on February 10, 1986. The Vulcan Project has a contract capacity and contract nameplate of 29.5 MW and 34 MW, respectively. Under the SO4 Agreement, SCE is obligated to pay the Vulcan Project a capacity payment, a capacity bonus payment and an energy payment.

         The price for contract capacity payments is fixed for the life of such SO4 Agreement. The as-available capacity price is based on a payment schedule as approved by the CPUC from time to time. The contract energy payment increases each year for the first ten years, which period expires on February 9, 1996. Thereafter, the energy payments will be based on SCE's Avoided Cost of Energy. The energy payment per kWh is 10.9 cents for 1994, 11.8 cents for 1995 and 12.6 cents for 1996. Thereafter, the energy payments will be based on SCE's Avoided Cost of Energy. The Vulcan Project is unleveraged.

        Hoch (Del Ranch). The Hoch (Del Ranch) Project sells electricity to SCE under a 30-year SO4 Agreement that commenced on January 1, 1989. The contract capacity and contract nameplate are 34 MW and 38 MW, respectively. The provisions of such SO4 Agreement are substantially the same as the SO4 Agreement with respect to the Vulcan Project.

         The price for contract capacity payments is fixed for the life of the SO4 Agreement. The energy payments per kWh for the first ten-year period, which expires on December 31, 1998, are fixed at rates ranging from 10.9 cents for 1994 to 14.6 cents for 1998. Thereafter, the energy payments will be based on SCE's Avoided Cost of Energy.

         The Del Ranch Partnership entered into a $66 million secured credit facility with commercial banks in March 1988. The final maturity date of the term loans is September 15, 2001. The secured credit agreement was amended to allow for the issuance of commercial paper and medium-term notes supported by a letter of credit as an alternative to borrowing directly from the banks.

        Elmore. The Elmore Project sells electricity to SCE under a 30-year SO4 Agreement that commenced on January 1, 1989. The contract capacity and contract nameplate are 34 MW and 38 MW, respectively. The provisions of such SO4 Agreement are substantially the same as the SO4 Agreement with respect to the Vulcan Project.

         The price for contract capacity payments is fixed for the life of the SO4 Agreement. The energy payments per kWh for the first ten-year period, which expires on December 31, 1998, are fixed at rates ranging from 10.9 cents in 1994 to 14.6 cents in 1998. Thereafter, the energy payments will be based on SCE's Avoided Cost of Energy.

         The Elmore Partnership entered into a $66 million secured credit facility with commercial banks in March 1988. The final maturity date of the term loans is September 15, 2001. The secured credit agreement was amended and restated on April 18, 1990 to allow for the issuance of commercial paper and medium-term notes supported by a letter of credit as an alternative to borrowing directly from the banks.

        Leathers. The Leathers Project sells electricity to SCE pursuant to a 30-year SO4 Agreement that commenced on January 1, 1990. The contract capacity and contract nameplate are 34 MW and 38 MW, respectively. The provisions of such SO4 Agreement are substantially the same as the SO4 Agreement with respect to the Vulcan Project.

         The price for contract capacity payments is fixed for the life of the SO4 Agreement. The energy payments per kWh for the first ten-year period, which expires on December 31, 1999, are fixed at rates ranging from 10.9 cents in 1994 to 15.6 cents in 1999. Thereafter, the energy payments are based on SCE's Avoided Cost of Energy.

         The Leathers Partnership entered into an $82 million secured credit facility with commercial banks in March 1988. The final maturity date of the term loans is September 15, 2002. The secured credit agreement was amended to allow for the issuance of commercial paper and medium-term notes supported by a letter of credit as an alternative to borrowing directly from the banks.

        Salton Sea 1 Project. The Salton Sea 1 Project sells electricity to SCE pursuant to a 30-year negotiated power purchase agreement, as amended (the "Salton Sea 1 PPA"), which provides for capacity and energy payments. The initial contract capacity and contract nameplate are each 10 MW. The Salton Sea 1 Project may add subsequent increments of contract capacity (subject to notification requirements), the sum of which may not exceed 20 MW. See "-- Projects in Development--Fish Lake/Salton Sea 1 Expansion."

         The capacity payment is based on the firm capacity price which is currently $123.61/kW-year. The contract capacity payment adjusts quarterly based on a basket of energy indices for the term of the Salton Sea 1 PPA. The energy payment is calculated using a Base Price (defined as the initial value of the energy payment (4.701 cents per kWh for the second quarter of 1992)), which is subject to quarterly adjustments based on a basket of indices. The time period weighted average energy payment for Unit 1 was 4.8 cents per kWh during 1994. As the Salton Sea 1 PPA is not an SO4 Agreement, the energy payments do not revert to SCE's Avoided Cost of Energy.


        Salton Sea 2 Project. The Salton Sea 2 Project sells electricity to SCE pursuant to a 30-year modified SO4 Agreement that commenced on April 15, 1990. The contract capacity and contract nameplate are 15 MW and 20 MW, respectively. The contract requires SCE to make capacity payments, capacity bonus payments and energy payments. The price for contract capacity and contract capacity bonus payments is fixed for the life of the modified SO4 Agreement. The energy payments for the first ten-year period, which period expires on April 4, 2000, are levelized at a time period weighted average of 10.6 cents per kWh. Thereafter, the monthly energy payments will be SCE's Avoided Cost of Energy. For the period April 1, 1994 through March 31, 2004, SCE is entitled to receive, at no cost, 5% of all energy delivered in excess of 80% of contract capacity.

        Salton Sea 3 Project. The Salton Sea 3 Project sells electricity to SCE pursuant to a 30-year modified SO4 Agreement. The contract capacity is 47.5 MW and the contract nameplate is 49.8 MW. The SO4 Agreement requires SCE to make capacity payments, capacity bonus payments and energy payments for the life of the SO4 Agreement. The price for contract capacity payments is fixed. The energy payments for the first ten-year period, which period expires on February 13, 1999, are levelized at a time period weighted average of 9.8 cents per kWh. Thereafter, the monthly energy payments will be SCE's Avoided Cost of Energy.

         The partnerships that own the Salton Sea Projects (the "Salton Sea Partnerships") are parties to a secured credit facility with commercial banks. The agreement provides for a $130 million term loan consisting of two tranches,
(i) tranche A (covers Units 1 and 2) in the original principal amount of $37 million with a final maturity date of March 15, 2000 and (ii) tranche B (covers Unit 3) in the original principal amount of $93 million with a final maturity date of January 31, 1999. In addition, the agreement provides for a renewable working capital loan in the aggregate principal amount of $5 million with an initial maturity date of February 27, 1995.

         The Company currently relies on long-term power purchase contracts (each, an SO4 Agreement) with a single customer, SCE, to generate substantially all of its operating revenues from the Coso Projects and the Salton Sea Projects. Any material failure by SCE to fulfill its contractual obligations under any of such contracts is likely to have a material adverse effect on the Company's results of operations.

         Each of the Company's SO4 Agreements provides for both capacity payments and energy payments for a term of between 20 and 30 years. During the first ten years of the term of each SO4 Agreement, energy payments are based on a pre-set schedule. Thereafter, while the basis for the capacity payment remains the same, the required energy payment is SCE's then-current published avoided cost of energy ("Avoided Cost of Energy"), as determined by the California Public Utility Commission ("CPUC"). The initial ten-year period expires in August 1997 for the Company's Navy I Project, March 1999 for its BLM Project and January 2000 for its Navy II Project. Such ten-year period expires in 1996 with respect to the Vulcan Project, in 1999 for Hoch, Elmore and Salton Sea III Projects and in 2000 for the Leathers and Salton Sea II Projects.

         Estimates of SCE's future Avoided Cost of Energy vary substantially in any given year. The Company cannot predict the likely level of Avoided Cost of Energy prices under its SO4 Agreements with SCE at the expiration of the fixed-price periods. SCE's Avoided Cost of Energy as determined by the CPUC is currently substantially below the current energy prices under the Company's respective SO4 Agreements and is expected to remain so. For example, for September 1994, the time period-weighted average of SCE's Avoided Cost of Energy was 2.2(cent) per kWh, compared to the time period-weighted average September 1994 selling prices for energy in the range of 10.9(cent) and 10.6(cent) per kWh, for the Company. Thus, the revenues generated by each of the Company's facilities operating under SO4 Agreements are likely to decline significantly after the expiration of the fixed-price period.


        Yuma. During 1992, the Company acquired a development stage 50 MW natural gas-fired cogeneration project in Yuma, Arizona (the "Yuma Project"). The Yuma Project is designed to be a QF under PURPA and to provide 50 MW of electricity to San Diego Gas & Electric Company ("SDG&E") under an existing 30-year power purchase contract. The electricity is sold at SDG&E's Avoided Cost of Energy. The power is wheeled to SDG&E over transmission lines constructed and owned by Arizona Public Service Company ("APS"). An agreement for interconnection and a firm transmission service agreement have been executed between APS and the Yuma Project entity and have been accepted for filing by the Federal Energy Regulatory Commission ("FERC").

         The Yuma Project commenced commercial operation in May 1994. The project entity has executed steam sales contracts with an adjacent industrial entity to act as its thermal host in order to maintain its status as a QF, which is a requirement of its SDG&E contract. Since the industrial entity has the right under its contract to terminate the agreement upon one year's notice if a change in its technology eliminates its need for steam, and in any case to terminate the agreement at any time upon three years notice, there can be no assurance that the Yuma Project will maintain its status as a QF. However, if the industrial entity terminates the agreement, the Company anticipates that it will be able to locate an alternative thermal host in order to maintain its status as a QF or build a greenhouse at the site for which the Company believes it would obtain QF status. A natural gas supply and transportation agreement has been executed with Southwest Gas Corporation, terminable under certain circumstances by the Company and Southwest Gas Corporation. The Yuma Project is unleveraged other than intercompany debt.

        Roosevelt Hot Springs. The Company operates and owns an approximately 70% interest in a 25 MW geothermal steam field which supplies geothermal steam to a power plant owned by Utah Power & Light Company ("UP&L") located on the Roosevelt Hot Springs property under a 30-year steam sales contract. The Company obtained approximately $20.3 million of cash under a pre-sale agreement with UP&L whereby UP&L paid in advance for the steam produced by the steam field. The Company must make certain penalty payments to UP&L if the steam produced does not meet certain quantity and quality requirements.

        Desert Peak. The Company is the owner and operator of a 10 MW geothermal plant at Desert Peak, Nevada that is currently selling electricity to Sierra Pacific Power Company under a power sales contract that expires December 31, 1995 and that may be extended on a year-to-year basis as agreed by the parties. The price for electricity under this contract is 6.3 cents per kWh, comprising an energy payment of 1.8 cents per kWh (which is adjustable pursuant to an inflation-based index) and a capacity payment of 4.5 cents per kWh. The Company is currently negotiating the terms of an extension to this contract.

        Mammoth Plants. Magma receives royalty revenues from a 10 MW and a 12 MW contract nameplate geothermal power plant (the "First Mammoth Plant" and the "Second Mammoth Plant", respectively, and referred to herein, collectively, as the "Mammoth Plants") at Mammoth Lakes, California. Electricity from the Mammoth Plants is sold to SCE under two long-term power purchase agreements. The First Mammoth Plant and the Second Mammoth Plant began commercial operation in 1985 and 1991, respectively. Magma leases both property and geothermal resources to support the Mammoth Plants in return for certain base royalty and bonus royalty payments. For the First Mammoth Plant and the Second Mammoth Plant, the base royalty is 12.5% and 12%, respectively, of gross electricity sales revenues.
The bonus royalty for the Mammoth Plants is 50% of the excess of annual gross electricity sales revenues over an annual revenue standard based on the Mammoth Plants operating at 85% of contract capacity.

        The East Mesa Plant. Magma also receives royalty revenues from a 37 MW contract nameplate geothermal power plant (with two units) at East Mesa in Imperial Valley, California (the "East Mesa Plant"). Electricity from the plant is sold to SCE pursuant to two SO4 Agreements formerly held by Magma, and Magma is entitled to receive a senior payment of 4% of gross electricity sales revenues and a junior payment of 10% of gross electricity sales revenues. To date, such junior payment has not been received.

PROJECTS IN DEVELOPMENT

        The BRPU Process. Magma is seeking new long-term final standard offer no. 4 power purchase agreements in the Salton Sea area through the bidding process adopted by the CPUC under its 1992 Biennial Resource Plan Update ("BRPU"). In its 1992 BRPU, the CPUC cited the need for an additional 9,600 MW of power production through 1999 among California's three investor-owned utilities, SCE, SDG&E and Pacific Gas and Electric Company. Of this amount, 275 MW was set aside for bidding by independent power producers (such as Magma) utilizing renewable resources. Pursuant to an order of the CPUC dated June 22, 1994 (confirmed on December 21, 1994), Magma was awarded 163 MW for sale to SCE and SDG&E, with in-service dates in 1997 and 1998. On February 23, 1995 the Federal Energy Regulatory Commission ("FERC") issued an order finding that the CPUC's BRPU program violated PURPA and FERC's implementing regulations. The CPUC is evaluating the impact of this order on the BRPU program and the CPUC has issued an interim stay on the BRPU proceedings. The utilities are expected to continue to challenge the BRPU and, in the light of the regulatory uncertainty, there can be no assurance that power sales contracts will be executed or that any such projects will be completed. A Magma subsidiary executed an agreement with SCE on March 16, 1995 providing that in certain circumstances it would withdraw its SCE BRPU bid in consideration for the payment of certain sums. Such agreement does not effect Magma's award from SDG&E.

        Fish Lake/Salton Sea 1 Expansion. The Salton Sea 1 Project has an option to supply an additional 20 MW of power to SCE under the Salton Sea 1 PPA. Magma, through its wholly-owned subsidiary, Fish Lake Power Company ("FLPC"), acquired in 1992 a modified SO4 power purchase agreement (the "Fish Lake SO4") to supply electric power to SCE from a 16 MW geothermal power plant proposed to be built at Fish Lake in Esmeralda County, Nevada (the "Fish Lake Project").

         The Fish Lake SO4 is a 30-year contract providing for a contract capacity of 14 MW and a contract nameplate of 16 MW. The contract capacity payment under the Fish Lake SO4 is levelized in the contract for the full 30-year term of the contract at $180 per kW-year. The capacity portion (plus bonus capacity) of such revenues is levelized at approximately 2.5 cents per kWh for 30 years (assuming a 90% nameplate capacity factor). The energy payment thereunder is fixed for the first ten years starting at 10.2 cents per kWh in 1996 and escalates at an average annual rate of 3.9%. For years 11 through 15, such energy payment is set at SCE's Avoided Cost of Energy, plus an additional specified amount which decreases each year. For the last 15 years of the Fish Lake SO4, the energy payment will be based on SCE's Avoided Cost of Energy.

         On November 29, 1994, SCE filed an application with the CPUC seeking approval for the proposed restructuring of (i) the Salton Sea 1 PPA and (ii) the Fish Lake SO4, whereby the Fish Lake Project would not be developed at its present site in Nevada's Fish Lake Valley and instead would be developed under an amended and restated 30-year power purchase agreement (the "Amended PPA") in conjunction with the Salton Sea 1 PPA. If approved, the Amended PPA will consolidate the Salton Sea 1 Project Expansion with the Fish Lake Project. The Amended PPA also would reduce the price for contract capacity payments to $158/kW-year and would alter the energy payment schedule to commence in 1996 at
8.8 cents per kWh.

        Newberry. Under a Bonneville Power Administration ("BPA") geothermal pilot program, the Company is developing a 30 MW net geothermal project within the Newberry Known Geothermal Resource Area of Deschutes County, Oregon (the "Newberry Project"). Pursuant to two power sales contracts executed in September 1994, after the final environmental impact statement for the Newberry Project was issued, the Company has agreed to sell 20 MW to BPA and 10 MW to Eugene Water and Electric Board ("EWEB") from the Newberry Project. In addition, BPA and EWEB together have an option to purchase up to an additional 100 MW of production from the Newberry Project under certain circumstances. In a public-private development effort, the Company is responsible for development, permitting, financing, construction and operation of the project (which will be 100% owned by the Company), while EWEB will cooperate in the development efforts by providing assistance with government and community affairs and sharing in certain development costs (up to 30%). The Newberry Project is currently expected to commence commercial operation in 1997. The power sales contracts provide that under certain circumstances the contracts may be utilized at an alternative location. Completion of the Newberry Project is subject to a number of significant uncertainties and cannot be assured.


                      REGULATORY AND ENVIRONMENTAL MATTERS


        Environmental Regulation. The Company is subject to a number of environmental laws and regulations affecting many aspects of its present and future operations, including the disposal of various forms of waste, the construction or permitting of new facilities and the drilling and operation of new wells. Such laws and regulations generally require the Company to obtain and comply with a wide variety of licenses, permits and other approvals. The Company also remains subject to a varied and complex body of regulations that both public officials and private individuals may seek to enforce. There can be no assurance that existing regulations will not be revised or that new regulations will not be adopted or become applicable to the Company which could have an adverse impact on its operations. The implementation of regulatory changes imposing more comprehensive or stringent requirements of the Company, which would result in increased compliance costs, could have a material adverse effect on the Company's results of operations. In addition, regulatory compliance for the construction of new facilities is a costly and time-consuming process, and intricate and rapidly changing environmental regulations may require major expenditures for permitting and create the risk of expensive delays or material impairment of project value if projects cannot function as planned due to changing regulatory requirements or local opposition.

        Federal Energy Regulations. The principal federal regulatory legislation relating to the Company's activities is PURPA. PURPA and associated state legislation have conferred certain benefits on the independent power production industry. In particular, PURPA exempts certain electricity producers ("Qualifying Facilities") from federal and state regulation as a public utility. PURPA also requires utilities, such as SCE, to purchase electricity from qualifying facilities at the particular utility's avoided cost.

         Each of the Company's domestic projects meets the requirements promulgated under PURPA to be Qualifying Facilities. Qualifying Facility status under PURPA provides two primary benefits. First, regulations under PURPA exempt qualifying facilities from the Public Utility Holding Company Act of 1935 ("PUHCA"), most provisions of the Federal Power Act (the "FPA") and state laws concerning rates of electric utilities, and financial and organizational regulations of electric utilities. Second, FERC's regulations promulgated under PURPA require that (1) electric utilities purchase electricity generated by Qualifying Facilities, the construction of which commenced on or after November 9, 1978, at a price based on the purchasing utility's full avoided cost; (2) the electric utility sell back-up, interruptable, maintenance and supplemental power to the Qualifying Facility on a non-discriminatory basis; and (3) the electric utility interconnect with the Qualifying Facility in its service territory.

                                   EMPLOYEES



         As of December 31, 1994, the Company employed approximately 278 people, of which approximately 149 people were employed at the Navy I, Navy II and BLM Projects, collectively. The Coso Joint Ventures do not hire or retain any employees. All employees necessary to the operation of the Coso Project are provided by the Company under certain plant and field operations and maintenance agreements.

ITEM 2. PROPERTIES

         The Company's most significant physical properties are its twelve operating power facilities described above and related real property interests. The Company also maintains an inventory of more than 500,000 acres of geothermal property leases. The Company owns a one-story office building in Omaha, Nebraska, which currently houses its principal executive offices. The Company recently signed an 8 year lease for new executive offices; the Company expects to relocate its principal executive offices into the new facility in May of 1995 and to sell or lease the building in which it is currently located. Certain of the producing acreage owned by Magma is leased to Mammoth-Pacific as owner and operator of the Mammoth Plants, and Magma, as lessor, receives royalties from the revenues earned by such power plants. The Company, as lessee, pays certain royalties and other fees to the property owners from the revenue generated by the SSKGRA Plants.

         Lessors are generally paid a monthly or annual rental payment during the term of the lease unless and until the acreage goes into production, in which case the rental typically stops and the (generally higher) royalty payments begin. Leases of federal property are transacted with the Department of Interior, Bureau of Land Management, pursuant to standard geothermal leases under the Geothermal Steam Act and the regulations promulgated thereunder (the "Regulations"), and are for a primary term of 10 years, extendible for an additional five years if drilling is commenced within the primary term and is diligently pursued for two successive five-year periods upon certain conditions set forth in the Regulations. A secondary term of up to 40 years is available so long as geothermal resources from the property are being produced or used in commercial quantities. Leases of state lands may vary in form. Leases of private lands vary considerably, since their terms and provisions are the product of negotiations with the landowners.


ITEM 3. LEGAL PROCEEDINGS

         The Company is not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER'S MATTERS

        The Company. The Common Stock is listed on the NYSE under the symbol "CE". The Common Stock is also listed on the Pacific Stock Exchange (the "PSE") and the London Stock Exchange (the "LSE"). The following table sets forth the quarterly high and low last reported sales price per share for the Common Stock, as reported on the NYSE Composite Tape, based on published financial sources, for the fiscal quarters indicated.





QUARTER                                       HIGH             LOW

1994:

Fourth                                      17.13             15.25
Third                                       17.75             16.00
Second                                      18.13             16.00
First                                       19.25             17.13

1993:

Fourth                                      20.13             18.13
Third                                       18.38             16.00
Second                                      20.13             17.25
First                                       21.50             16.50


         As of March 13, 1995, there were approximately 1277 holders of record of Common Stock. The Company's present policy is to retain earnings to provide sufficient funds for the operation and expansion of its business. Accordingly, the Company has not paid, and does not have any present plan to pay, cash dividends on the Common Stock.

         The agreements relating to Senior Discount Notes issued by the Company prohibit the payment of dividends unless certain circumstances are present such as the aggregate amount of all restricted payments by the Company, after giving effect to the payment of such dividends, are less than 50% of the Company's adjusted consolidated net income accumulated after March 30, 1994, plus the proceeds of any stock issuance. Reference is made to the indenture relating to the Senior Discount Notes for a detailed description of these restrictions.

         The Certificate of Designation with respect to the Series C Preferred Stock prohibits cash dividend payments with respect to the Common Stock unless all accumulated dividends on the Series C Preferred Stock have been paid. The Company elected to exchange its Subordinated Debentures for the Series C Preferred Stock effective March 15, 1995.

         The Company's ability to pay dividends is dependent upon receipt of dividends or other distributions from the Company's subsidiaries and the partnerships and joint ventures in which the Company has interests. The availability of distributions from one of the Company's joint ventures is subject to the satisfaction of various covenants and conditions contained in the venture's financing documents and the Company anticipates that future project level financings will contain certain conditions and similar restrictions on the distribution of cash flow to the Company.

ITEM 6. SELECTED FINANCIAL DATA

         There is hereby incorporated by reference the information which appears under the caption "Selected Financial Data" in the Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

         There is hereby incorporated by reference the information which appears under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation" in the Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         There is hereby incorporated by reference the information which appears in the Consolidated Financial Statements and notes thereto in the Annual Report. In 1995 the Company completed the acquisition of Magma Power Company and concurrently received debt proceeds of $500 million and completed a public offering of Common Stock, including an overallotment, and a direct sale providing net proceeds of approximately $300 million. See the Consolidated Financial Statements at footnote 17, "Subsequent Event."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                      PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         There is hereby incorporated by reference the information which appears under the caption "Information Regarding Nominees for Election as Directors, Directors Continuing in Office and Directors Retiring at the Annual

Meeting" in the Proxy Statement.

         Set forth below are the current executive officers of the Company and their positions with the Company:

Executive Officer          Position

David L. Sokol             Chairman of the Board and Chief Executive Officer
Thomas R. Mason            President and Chief Operating Officer
Gregory E. Abel            Vice President, Controller and Chief Accounting Officer
Edward F. Bazemore         Vice President, Human Resources
David P. Maystrick         Vice President, Construction
Vincent R. Fesmire         Vice President, Domestic Development  and Implementation
David W. Cox               Vice President, Legislative and Regulatory Affairs
Steven A. McArthur         Senior Vice President, General Counsel and Secretary
Donald M. O'Shei, Jr.      Vice President, Indonesia
Donald M. O'Shei, Sr.      Senior Vice President, Asia Division and President, California Energy
International Ltd.
John G. Sylvia             Senior Vice President, Chief Financial Officer and Treasurer
Dale R. Schuster           Vice President, Administration
Russ L. Tenney             Vice President, International Operations

         Set forth below is certain information with respect to each executive officer of the Company other than Mr. Sokol (for whom information is incorporated by reference from the Proxy Statement):

     GREGORY E. ABEL, 32, Vice President, Controller and Chief Accounting Officer. Mr. Abel joined the Company in 1992. Mr. Abel is a Chartered Accountant and from 1984 to 1992 he was employed by Price Waterhouse. As a Manager in the San Francisco office of Price Waterhouse, he was responsible for clients in the energy industry.

     EDWARD F. BAZEMORE, 58, Vice President, Human Resources. Mr. Bazemore joined the Company in July 1991. From 1989 to 1991, he was Vice President, Human Resources, at Ogden Projects, Inc. in New Jersey. Prior to that, Mr. Bazemore was Director of Human Resources for Ricoh Corporation, also in New Jersey. Previously, he was Director of Industrial Relations for Scripto, Inc. in Atlanta, Georgia.

     DAVID W. COX, 39, Vice President, Legislative and Regulatory Affairs. Mr. Cox joined the Company in 1990. From 1987 to 1990, Mr. Cox was a Vice President with Bank of America N.T. & S.A. in the Consumer Technology and Finance Group. From, 1984 to 1987, Mr. Cox held a variety of management positions at First Interstate Bank.

     VINCENT R. FESMIRE, 54, Vice President, Domestic Development and Implementation. Mr. Fesmire joined the Company in October 1993. In January 1995 Mr. Fesmire's responsibilities were realigned to provide a concentrated focus on the critical domestic development projects that were in part obtained with the Magma Power Company Acquisition. Prior to joining the Company, Mr. Fesmire was employed for 19 years with Stone & Webster, a engineering firm, serving in various management level capacities with an expertise in geothermal design engineering.

     THOMAS R. MASON, 51, President and Chief Operating Officer of the Company. Mr. Mason joined the Company in March 1991. From October 1989 to March 1991, Mr. Mason was Vice President and General Manager of Kiewit Energy Company. Prior to that Mr. Mason was Director of Marketing for Energy Factors, Inc. (now Sithe Energies U.S.A., Inc.), a non-utility developer of power facilities. Prior to that Mr. Mason was a worldwide Market Manager of power generation for Solar Gas Turbines, a gas turbine manufacturer.

     DAVID P. MAYSTRICK, 43, Vice President, Construction. Mr. Maystrick joined the Company in April 1994. From 1978 to 1994 Mr. Maystrick was employed as Senior Project Manager with HDR Engineering, Inc. and was responsible for implementing and monitoring several full service contracts to design, construct and operate electric and steam generating facilities. From 1974 to 1977 Mr. Maystrick was a design engineer of fossil fuel and nuclear power plants at Gibbs & Hill, Inc.

     STEVEN A. MCARTHUR, 37, Senior Vice President, General Counsel and Secretary. Mr. McArthur joined the Company in February 1991. From 1988 to 1991 he was an attorney in the Corporate Finance Group at Shearman & Sterling in San Francisco. From 1984 to 1988 he was an attorney in the Corporate Finance Group at Winthrop, Stimson, Putnam & Roberts in New York.

     DONALD M. O'SHEI, JR., 35, Vice President, Indonesia. Mr. O'Shei joined the Company in August 1992. Prior to Mr. O'Shei's appointment to Vice President, Indonesia he served as a Financial Analyst, Project Development Manager and Vice President of CE International Investments, Ltd. for the
Company. From 1991 to 1992 he was employed by Proven Alternatives Capital Corporation as a Financial Analyst. Prior to 1991, Mr. O'Shei served in the U.S. Army in the Special Forces, Airborne and Pathfinder Units.

     DONALD M. O'SHEI, SR., 61, Senior Vice President; Asia Division and President, California Energy International Ltd. General O'Shei was in charge of engineering and operations for the Company from October 1988 until October 1991. He rejoined the Company as a Vice President in August, 1992. Previously he was President and Chief Executive Officer of AWD Technologies, Inc., a hazardous waste remediation firm, and President and General Manager of its predecessor company, Atkinson-Woodward Clyde. He was a brigadier general in the U.S. Army prior to joining the Guy F. Atkinson Co. in 1982 as Director of

Corporate Planning and Development.

     JOHN G. SYLVIA, 36, Senior Vice President, Chief Financial Officer and Treasurer. Mr. Sylvia joined the Company in 1988. From 1985 to 1988, Mr. Sylvia was a Vice President in the San Francisco office of the Royal Bank of Canada, with responsibility for corporate and capital markets banking. From 1986 to 1990, Mr. Sylvia served as an Adjunct Professor of Applied Economics at the University of San Francisco. From 1982 to 1985, Mr. Sylvia was a Vice President with Bank of America.

     DALE R. SCHUSTER, 42, Vice President, Administration. Mr. Schuster joined the Company in July 1994. From 1991 until joining the Company he was Senior Vice President and General Manager of AutoInfo, Inc., a software development and information systems company, and prior to that, Vice President and General Manager of ValCom, Inc.

     RUSS L. TENNEY, 41, Vice President, International Operations. Mr. Tenney joined the Company in January 1995. Prior to that he was employed by Magma Power Company and its affiliates in various capacities from 1981 to 1995. He was Vice President, Asian Operations from February 1994 to January 1995; Vice President, Project Development and Project Management from 1992 to 1994; Vice President, Technology and Capital Projects from 1989 to 1992; President and General Manager of Red Hill Geothermal, Inc., a subsidiary of Magma Power Company from 1986 to 1989; and Manager of Operations from 1983 to 1986.

         David L. Sokol filed a Form 5 with respect to one transaction involving the purchase of 10,000 shares of the Company's Common Stock on December 6, 1995. Dale R. Schuster filed a late Form 4 on January 26, 1995 with respect to one transaction involving the December 5, 1994 grant of options to acquire 5,000 shares of the Company's Common Stock. The late filing resulted from clerical errors in the Company's legal department.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K


         (a)      Financial Statements and Schedule

                  (i)      Financial Statements

                           Filed herewith are the consolidated balance sheets
 of California Energy Company, Inc. and subsidiaries as of December 31, 1994, and December 31, 1993, and the consolidated statements of operations, cash flows and stockholder's equity for the years ended December 31, 1994, 1993 and 1992, and the related report of independent auditors.

                  (ii)     Financial Statement Schedule

                  Independent Auditor's Report on Schedule I,
Financial Statements of the Company (Parent Company only)

                  The other financial statement schedules are either not required for the Company or are included at the notes to the financial statements.

         (b)      Reports on Form 8-K

                  The Company filed a Current Report on Form 8-K on October 6, 1994 reporting the commencement of a tender offer for 12,400,000 shares of common stock of Magma.

                  The Company filed a Current Report on Form 8-K on October 21, 1994 reporting the increase in the offering price per share for Magma common stock pursuant to the tender offer from $35.00 to $38.50.

                  The Company filed a Current Report on Form 8-K on November 15, 1994 reporting the execution of the Philippine Casecnan Project Agreement with the Philippine National Irrigation Administration for a combined hydroelectric and irrigation project and the award of a project at the Dieng Geothermal Field in Central Java, Indonesia.

                  The Company filed a Current Report on Form 8-K on December 2, 1994 reporting the execution of a Joint Operating Contract and Energy Sales Contract with Pertamina and PLN for a facility at the Patuha Geothermal Field in West Java and at the previously announced Dieng Geothermal Field in Central Java.

                  The Company filed a Current Report on Form 8-K on December 9, 1994 reporting the execution of an Agreement and Plan of Merger between the Company, CE Acquisition Company, Inc. and Magma.

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

                  Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer of controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question of whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Omaha, State of Nebraska, on this 15th day of March, 1995.

                                      CALIFORNIA ENERGY COMPANY, INC.


                                      /s/ DAVID L. SOKOL*
                                 By       David L. Sokol
                                          President and Chief Executive Officer


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

          Signature                                                                           Date

/s/  David L. Sokol*                                                                    March 15, 1995
David L. Sokol
Chairman of the Board,
Chief Executive Officer, and
Director


/s/  John G. Sylvia                                                                     March 15, 1995
John G. Sylvia,
Senior Vice President,
Chief Financial Officer, and
Treasurer


*By:/s/  Steven A. McArthur                                                             March 15, 1995
         Steven A. McArthur
         Attorney-in-Fact













/s/     Edgar D. Aronson*                                                              March 15, 1995
Edgar D. Aronson
Director


/s/     Judith E. Ayres*                                                               March 15, 1995
Judith E. Ayres
Director


/s/     James Q. Crowe*                                                                March 15, 1995
James Q. Crowe
Director


/s/     Richard K. Davidson*                                                           March 15, 1995
Richard K. Davidson
Director


/s/     Richard R. Jaros*                                                              March 15, 1995
Director


/s/     Ben Holt*                                                                      March 15, 1995
Ben Holt
Director


/s/     Everett B. Laybourne*                                                          March 15, 1995
Everett B. Laybourne
Director


/s/     Herbert L. Oakes, Jr.*                                                         March 15, 1995
Herbert L. Oakes, Jr.
Director


/s/     Walter Scott, Jr.*                                                             March 15, 1995
Walter Scott, Jr.
Director


/s/     Barton W. Shackelford*                                                         March 15, 1995
Barton W. Shackelford
Director


/s/     David E. Wit*                                                                  March 15, 1995
David E. Wit
Director

*By:/s/  Steven A. McArthur                                                            March 15, 1995
         Steven A. McArthur
         Attorney-in-Fact


                                 EXHIBIT INDEX



     3.1 The Company's Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company's Form 10-K for the year ended December 31, 1992, File No. 1-9874 (the "1992 Form 10-K")).

     3.2 Certificate of Amendment of the Company's Restated Certificate of Incorporation, dated June 23, 1993 (incorporated by reference to the Company's Form 8-A, dated July 28, 1993, File No. 1-9874 ("Form 8-A")).

     3.3 Certificate of Amendment of the Company's Restated Certificate of Incorporation dated, February 23, 1995.

     3.4 The Company's Certificate of Designation with respect to the Company's Series C Redeemable Convertible Exchangeable Preferred Stock, dated November 20, 1991, including a form of the 9.5% Convertible Subordinated Debentures due 2003 (incorporated by reference to Exhibit 3.1 of the Company's 1992 Form 10-K).

     3.5 The Company's By-Laws as amended through February 24, 1995.

     4.1 Specimen copy of form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Form 10-K for the year ended December 31, 1993, File No. 1-9874 (the "1993 Form 10-K")).

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

     4.5 Defeasance Agreement between Principal Mutual Life Insurance Company and the Company dated March 24, 1994 (incorporated by reference to Exhibit 4.5 to the Company's 1993 Form 10-K).

     4.6 Consent and Agreement between Principal Mutual Life Insurance Company and the Company dated March 24, 1994 (incorporated by reference to Exhibit 4.6 to the Company's 1993 Form 10-K).

     4.7 Escrow Deposit Agreement between Bank of American National Trust and Savings Association and the Company dated March 3, 1994 (incorporated by reference to Exhibit 4.7 to the Company's 1993 Form 10-K).

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

     10.9 First Amendment to the Restated General Partnership Agreement for Coso Energy Developers between Coso Hotsprings Intermountain Power, Inc. and Caithness Coso Holdings, L.P. dated as of March 31, 1988 (incorporated by reference to Exhibit 10.9 to the Company's 1992 Form 10-K).

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

     10.14 Form of Amended and Restated Field Operation and Maintenance Agreement between Coso Joint Ventures and the Company dated as of December 16, 1992 (incorporated by reference to Exhibit 10.14 of the Company's 1992 Form 10-K).

     10.15 Form of Amended and Restated Project Operation and Maintenance Agreement between Coso Joint Venture and the Company dated as of December 16, 1992 (incorporated by reference to Exhibit 10.15 to the Company's 1992 Form 10-K).

     10.16 Trust  Indenture  between  Coso  Funding  Corp.  and Bank of America
National  Trust  and  Savings   Association   dated  as  of  December  16  1992
(incorporated by reference to Exhibit 10.16 to the Company's 1992 Form 10-K).

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

     10.21 Contract No. N62474-79-C-5382 between the United States of America and China Lake Joint Venture, restated October 19, 1983 as "Modification P00004," including modifications through "Modification P00026", dated December 16, 1992 (the "Navy Contract")(incorporated by reference to Exhibit 10.21 to the Company's 1992 Form 10-K).

     10.22   Modification  to  Contract  No.  P00028,   dated  June  28,  1993,
Modification to Contract No. P00029, dated October 4, 1994 and Modification to Contract No. P00031, dated December 19, 1994 all amending the Navy Contract.*

     10.23 Lease between the BLM and Coso Land Company, effective November 1, 1985 (with Designation of Geothermal Operator) (incorporated by reference to
Exhibit 10.8 to the Company's Registration Statement on Form S-1, 33-7770).

     10.24 Stock Purchase Agreement between the Company and Kiewit Energy Company dated as of February 18, 1991, as amended as of June 19, 1991 (incorporated by reference to Exhibit 1 to the Company's Form 8-K dated February 26, 1991).

     10.25 Amendment No. 2 to Stock Purchase Agreement between Kiewit Energy Company and the Company dated as of January 8, 1992 (incorporated by reference to Exhibit 10.24 to the Company's 1992 Form 10-K).

     10.26 Amendment No. 3 to Stock Purchase Agreement between Kiewit Energy Company and the Company dated as of April 2, 1993 (incorporated by reference to Exhibit 10.25 to the Company's 1993 Form 10-K).

     10.27 Shareholders Agreement between the Company and Kiewit Energy Company dated as of February 18, 1991, as amended as of June 19, 1991 and as of November 20, 1991 (incorporated by reference to Exhibit 1 to the Company's Form 8-K dated February 26, 1991, Exhibit 1 to the Company's Form 8-K dated July 18, 1992, and Exhibit 3 to the Company's Form 8-K dated November 23, 1991).

     10.28 Amendment No. 3 to Shareholder's Agreement between the Company and Kiewit Energy Company dated as of April 2, 1993 (incorporated by reference to
Exhibit 14 to the Company's Form 8-A).

     10.29 Amendment No. 4 to Shareholder's Agreement between the Company and Kiewit Energy Company dated as of July 20, 1993 (incorporated by reference to
Exhibit 10.28 to the Company's 1993 Form 10-K).

     10.30 Registration Rights Agreement between the Company and Kiewit Energy Company dated as of February 18, 1991, as amended as of June 19, 1991 (incorporated by reference to Exhibit 1 to the Company's Form 8-K dated February 26, 1991, and Exhibit 1 to the Company's Form 8-K dated July 18,
1992).

     10.31 Registration Rights Agreement between the Company and Kiewit Energy Company dated June 19, 1991, as amended November 20, 1991 (incorporated by reference to Exhibit 1 of the Company's Form 8-K dated June 19, 1991 and
Exhibit 4 to the Company's Form 8-K dated November 21, 1991).

     10.32 Stock Option Agreement between the Company and Kiewit Energy Company dated as of February 18, 1991, as amended as of June 19, 1991 (incorporated by reference to Exhibit 1 to the Company's Form 8-K dated February 26, 1991, and
Exhibit 1 to the Company's Form 8-K dated July 18, 1992).

     10.33 Amendment No. 2 to Stock Option Agreement between the Company and Kiewit Energy Company dated as of May 12, 1994.*

     10.34 Stock Option Agreement between the Company and Kiewit Energy Company dated as of June 19, 1991 (incorporated by reference to Exhibit 1 to the Company's Form 8-K dated July 18, 1991).

     10.35 Securities Purchase Agreement between the Company and Kiewit Energy Company dated as of November 20, 1991 (incorporated by reference to Exhibit 2 to the Company's Form 8-K dated November 21, 1991).

     10.36 Sublease between the Company and Kiewit Energy Company dated March 15, 1991 (incorporated by reference to Exhibit 10.32 to the Company's 1992 Form 10-K).

     10.37   Amended  and  Restated   1986  Stock   Option  Plan,   as  amended
(incorporated by reference to Exhibit 10.33 to the Company's 1992 Form 10-K).

     10.38 1994 Employee Stock Purchase Plan (incorporated by reference to Exhibit A to the Company's 1994 Proxy Statement).

     10.39  Indenture  between the Company and The  Chemical  Trust  Company of
California dated as of June 24, 1993 (incorporated by reference to the Company's Form 8-K dated June 24, 1993, File No. 1-9874).

     10.40 Registration Rights Agreement among the Company, Lehman Brothers, Inc. and Alex Brown & Sons Incorporated dated June 24, 1993 (incorporated by reference to the Company's Form 8-K dated June 24, 1993, File No. 1-9874).

     10.41 Indenture dated March 24, 1994 between the Company and IBJ Schroder Bank and Trust Company (incorporated by reference to Exhibit 3 to the Company's Form 8-K dated March 28, 1994).

     10.42 Employment Agreement between the Company and David L. Sokol dated as of April 2, 1993 (incorporated by reference to Exhibit 10.40 to the Company's 1993 Form 10-K).

     10.43 Amendment No. 1 to the Employment Agreement between the Company and David L. Sokol dated as of January 21, 1995.*

     10.44 Termination Agreement between the Company and Richard R. Jaros dated as of December 9, 1993 (incorporated by reference to Exhibit 10.41 to the Company's 1993 Form 10-K).

     10.45 Employment Agreement between the Company and Thomas R. Mason dated as of January 21, 1995.*

     10.46 Standard Offer Number 2, Standard Offer for Power Purchase with a Firm Capacity Qualifying Facility effective June 15, 1990 ("SO2") between San Diego Gas & Electric Company and Bonneville Pacific Corporation (incorporated by reference to Exhibit 10.42 to the Company's 1993 Form 10-K).

     10.47   Amendment   Number  One  to  the  SO2  dated  September  25,  1990
(incorporated by reference to Exhibit 10.43 to the Company's 1993 Form 10-K).

     10.48 Joint Venture Agreement among the Company, Kiewit Diversified Group Inc. and Kiewit Construction Group Inc. dated December 14, 1993 (incorporated by reference to Exhibit 10.44 to the Company's 1993 Form 10-K).

     10.49 Agreement and Plan of Merger between the Company, CE Acquisition Company, Inc. and Magma dated December 5, 1994 (incorporated by reference to
(c)(3) to Exhibit 99.1 to the Company's Current Report on Form 8-K dated December 9, 1994).

     10.50 Non-Recourse Credit Agreement dated February 24, 1995 by and among the Company, the Banks and other Financial Institutions Parties thereto, and Credit Suisse, as Agent.*

     10.51 Standard Offer No. 4 Power Purchase Agreement (Elmore), dated June 15, 1984, between Southern California Edison Company and Magma Electric Company including Amendments No. 1 and No. 2 (incorporated by reference to Exhibit
10.14 to Magma Power Company's Amendment No. 1 to Registration Statement Form S-4 dated February 2, 1988, ("Magma 1988 Form S-4")).

     10.52 Standard Offer No. 4 Power Purchase Agreement (Del Ranch) dated February 22, 1984, between Southern California Edison Company and Imperial Energy Corporation, including Amendments No. 1 and No. 2 (incorporated by reference to Exhibit 10.15 to the Magma 1988 Form S-4).

     10.53 Standard Offer No. 4 Power Purchase Agreement (Vulcan), dated June 15, 1984, between Southern California Edison Company and Magma Electric Company including Amendment No. 1 (incorporated by reference to Exhibit 10.16 to the Magma 1988 Form S-4).

     10.54 Standard Offer No. 4 Power Purchase Agreement (River Ranch), dated April 16, 1985, between Southern California Edison Company and Imperial Energy Corporation, including Amendment No. 1 (incorporated by reference to Exhibit
10.20 to the Magma 1988 Form S-4).

     10.55 Partnership Agreement dated August 30, 1985 between Vulcan Power Company and BN Geothermal, Inc. (incorporated by reference to Exhibit 10.88 to the Magma Power Company's Form 8 Amendment (dated December 18, 1990) to Magma Power Company's Form 10-K for the year ended December 31, 1989 ("Magma Form 8")).

     10.56 Amended and Restated Limited Partnership Agreement of Del Ranch, Ltd., a California Limited Partnership, dated March 14, 1988 by and among Red Hill Geothermal, Inc. and Conejo Energy Company, as General Partners, and Magma Power Company and Conejo Energy Company, as Original Limited Partners (incorporated by reference to Exhibit 10.53 to the Magma Power Company Annual Report on Form 10-K for the year ended December 31, 1987, File No. 0-10533 ("1987 Magma Form 10-K")).

     10.57 Limited Partnership Agreement of Leathers, L.P., dated August 15, 1988 by and among Red Hill Geothermal, Inc. and San Felipe Energy Company, as General Partners, and Magma Power Company and San Felipe Energy Company, as Limited Partners (incorporated by reference to Exhibit 10.79 to the Magma Power Company Annual Report on Form 10-K for the year ended December 31, 1988, File No. 0-10533 ("1988 Magma Form 10-K")).

     10.58 Amended and Restated Limited Partnership Agreement of Elmore, Ltd., a California Limited Partnership, dated March 14, 1988 by and among Red Hill Geothermal, Inc. and Niguel Energy Company, as General Partners, and Magma Power Company and Niguel Energy Company, as Original Limited Partners (incorporated by reference to Exhibit 10.55 to the 1987 Magma Form 10-K).

     10.59 Operating and Maintenance Agreement dated March 14, 1988 by and between Red Hill Geothermal, Inc. and Del Ranch, Ltd., a California Limited Partnership (incorporated by reference to Exhibit 10.56 to the 1987 Magma Form 10-K).

     10.60 First Amendment to Operating and Maintenance Agreement dated as of April 14, 1989 between Red Hill Geothermal, Inc. and Del Ranch L.P. and the Second Amendment to the Operating and Maintenance Agreement dated April 18, 1990.*

     10.61 Operating and Maintenance Agreement dated August 15, 1988 by and between Red Hill Geothermal, Inc. and Leathers, L.P. (incorporated by reference to Exhibit 10.84 to the 1988 Magma Form 10-K).

     10.62 First Amendment to Operating and Maintenance Agreement dated as of April 14, 1989 between Red Hill Geothermal, Inc. and Leathers, L.P. and the Second Amendment to the Operating and Maintenance Agreement dated April 18, 1990.*

     10.63 Operating and Maintenance Agreement dated March 14, 1988 by and between Red Hill Geothermal, Inc. and Elmore, Ltd., a California Limited Partnership (incorporated by reference to Exhibit 10.57 to the 1987 Magma Form 10-K).

     10.64 First Amendment to the Operating and Maintenance Agreement dated as of April 14, 1988 between Red Hill Geothermal, Inc. and Elmore, Ltd., a California Limited Partnership and the Second Amendment to the Operating and Maintenance Agreement dated April 18, 1990.*

     10.65 Brine Sales Agreement dated August 30, 1985 between Vulcan Power Company and Vulcan/BN Geothermal Power Company (incorporated by reference to
Exhibit 10.90 to the Magma Power Company Form 8 Amendment  (dated  December 18,
1990) to the Magma  Power  Company  Form 10-K for the year ended  December  31,
1989).

     10.66 Easement Grant Deed and Agreement Regarding Rights for Geothermal Development dated March 14, 1988 by and between Magma Power Company and Del Ranch, Ltd., a California Limited Partnership (incorporated by reference to
Exhibit 10.58 to the 1987 Magma Form 10-K).

     10.67 Easement Grant Deed and Agreement Regarding Rights for Geothermal Development dated August 15, 1988 by and between Magma Power Company and Leathers, L.P. (incorporated by reference to the 1988 Magma Form 10-K).

     10.68 Easement Grant Deed and Agreement Regarding Rights for Geothermal Development dated March 14, 1988 by and between Magma Power Company and Elmore, Ltd., a California Limited Partnership (incorporated by reference to Exhibit
10.59 to the 1987 Magma Form 10-K).

     10.69 Administrative Services Agreement dated March 14, 1988 by and between Red Hill Geothermal, Inc. and Del Ranch, Ltd., a California Limited Partnership (incorporated by reference to the 1987 Magma Form 10-K).

     10.70 Administrative Services Agreement dated August 15, 1988 by and between Red Hill Geothermal, Inc. and Leathers, L.P. (incorporated by reference to Exhibit 10.82 to the 1988 Magma Form 10-K).

     10.71 Administrative Services Agreement dated March 14, 1988 by and between Red Hill Geothermal Inc. and Elmore, Ltd., a California Limited Partnership (incorporated by reference to Exhibit 10.63 to the 1987 Magma Form 10-K).

     10.72 Amended and Restated Credit Agreement dated as of April 18, 1990 among Del Ranch, Ltd. a California Limited Partnership, the Banks Listed therein, and Morgan Guaranty Trust Company of New York, as Agent.*

     10.73 LOC Debt Facility Agreement dated as of April 18, 1990 among Del Ranch, Ltd., a California Limited Partnership, the Banks listed therein, Morgan Guaranty Trust Company of New York as the Agent and Fuji Bank, Limited, Los Angeles Agency, as Fronting Bank.*

     10.74 Security Agreement dated March 14, 1988 among Del Ranch, Ltd., a California Limited Partnership, Morgan Guaranty Trust Company of New York, as Agent for and on behalf of the Banks, Morgan Guaranty Trust Company of New York, and Morgan Guaranty Trust Company of New York, as Security Agent (incorporated by reference to the 1987 Magma Form 10-K).

10.75 Amendment Number One to Security Agreement dated as of April 14, 1989, and Amendment Number Two to the Security Agreement dated April 18, 1990 among Del Ranch, Ltd., a California Limited Partnership, Morgan Guaranty Trust Company of New York, as Agent for and on behalf of the Banks, Morgan Guaranty Trust Company of New York and Morgan Guaranty Trust Company of New York as Security Agent.*

10.76 Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing Construction Deed of Trust dated as of March 14, 1988 among Del Ranch, Ltd., a California Limited Partnership, Ticor Title Insurance Company of California, and Morgan Guaranty Trust Company of New York as Security Agent (incorporated by reference to the 1987 Magma Form 10-K).

10.77 First Amendment to the Deed of Trust, dated April 18, 1990 between Del Ranch, Ltd. and Morgan Guaranty Trust Company of New York.*

10.78 Amended and Restated Credit Agreement dated as of April 18, 1990 among Elmore, Ltd., a California Limited Partnership, the Banks Listed therein, and Morgan Guaranty Trust Company of New York, as Agent.*

10.79 LOC Debt Facility Agreement dated as of April 18, 1990 among Elmore, Ltd., a California Limited Partnership, the Banks listed therein, Morgan Guaranty Trust Company of New York as Agent and Fuji Bank, Limited, Los Angeles Agency, as Fronting Bank.*

10.80 Security Agreement dated March 14, 1988 among Elmore, Ltd., a California Limited Partnership, Morgan Guaranty Trust Company of New York, as Agent for and on behalf of the Banks, Morgan Guaranty Trust Company of New York, and Morgan Guaranty Trust Company of New York, as Security Agent (incorporated by reference to Exhibit 10.71 to the 1987 Magma Form 10-K).

10.81 Amendment Number One to Security Agreement dated as of April 14, 1989 among Elmore Ltd and Morgan Guaranty Trust Company of New York and Amendment Number Two to Security Agreement dated April 18, 1990 among Elmore, L.P., Morgan Guaranty Trust Company of New York, as Agent, on behalf of the Banks.*

10.82 Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing Construction Deed of Trust dated as of March 14, 1988 among Elmore, Ltd., a California Limited Partnership, Ticor Title Insurance Company of California, and Morgan Guaranty Trust Company of New York as Security Agent (incorporated by reference to Exhibit 10.73 to the 1987 Magma Form 10-K).

10.83 First Amendment to Deed of Trust dated April 18, 1990 between Elmore, Ltd. and Morgan Guaranty Trust Company of New York, as Security Agent.*

10.84 Amended and Restated Credit Agreement dated April 18, 1990 among Leathers L.P. and the Banks listed therein and Morgan Guaranty Trust Company of New York as Agent.*

10.85 Security Agreement dated March 14, 1988 among Leathers L.P., a California Limited Partnership, Morgan Guaranty Trust Company of New York, as Agent for and on behalf of the Banks, Morgan Guaranty Trust Company of New York, and Morgan Guaranty Trust Company of New York, as Security Agent, Amendment Number One to Security Agreement dated as of April 14, 1989 and Amendment Number Two to Security Agreement dated as of April 18, 1990.*

10.86 Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing Construction Deed of Trust dated as of March 14, 1988 among Leathers, L.P., a California Limited Partnership, Ticor Title Insurance Company of California, and Morgan Guaranty Trust Company of New York as Security Agent and First Amendment to Deed of Trust dated April 18, 1990.*

10.87 LOC Debt Facility Agreement dated as of April 18, 1990 among Leathers, L.P., a California Limited Partnership, the Banks listed therein, Morgan Guaranty Trust Company of New York as Agent and Fuji Bank, Limited, Los Angeles Agency, as Fronting Bank.*

10.88 Loan Agreement dated as of October 1, 1990 between California Pollution Control Financing Authority and Desert Valley Company, relating to the California Pollution Control Financing Authority Pollution Control Revenue Bonds Small Business Series 1990-A (the "$4,000,000 Monofill Bond Financing") (incorporated by reference to
         Exhibit 10.92 to the Magma Power Company Form 10-K for the year ended December 31, 1990, File No. 0-10533 (the "1990 Magma Form 10-K")).

10.89 Master Reimbursement Agreement dated as of October 1, 1990, by and among the California Pollution Control Financing Authority, Desert Valley Company and the Sanwa Bank, Limited, Los Angeles Branch, relating to the $4,000,000 Monofill Bond Financing (incorporated by reference to Exhibit 10.93 to the 1990 Magma Form 10-K).

10.90 Sale and Purchase Agreement between Union Oil Company of California and Magma Power Company effective as of December 31, 1992 (incorporated by reference to Exhibit 10.97 to the Magma Power Company Form 8 dated June 2, 1993).

10.91 Contract for the Purchase and Sale of Electric Power (Unit 1) from the Salton Sea Geothermal Generating Facility between Southern California Edison Company and Earth Energy, Inc., dated May 8, 1987, including Amendment No. 1 to such contract, dated March 30, 1993 (incorporated by reference to Exhibit 10.101 to the Magma Power Company Form 10-K for the year ended December 31, 1993, File No. 0-10533, (the "1993 Magma Form 10-K")).

10.92 Power Purchase Contract (Unit 2) by and between Southern California Edison Company and Westmoreland Geothermal Associates, dated April
          16, 1985, including   Amendment  No.  1  to  such  contract, dated
          December 18, 1987 (incorporated by reference to Exhibit 10.102 to the 1993 Magma Form 10-K).

10.93 Power Purchase Contract (Unit 3) between Southern California Edison Company and Union Oil Company Salton Sea III, dated April 16, 1985 (incorporated by reference to the 1993 Magma Form 10-K).

10.94    Reserved

10.95 125 MW Power Plant - Upper Mahiao Agreement (the "Upper Mahiao ECA") dated September 6, 1993 between PNOC-Energy Development Corporation ("PNOC-EDC") and Ormat, Inc. as amended by the First Amendment to 125 MW Power Plant Upper Mahiao Agreement dated as of January 28, 1994, the Letter Agreement dated February 10, 1994, the Letter Agreement dated February 18, 1994 and the Fourth Amendment to 125 MW Power Plant
         - Upper Mahiao Agreement dated as of March 7, 1994.*

10.96 Credit Agreement dated April 8, 1994 among CE Cebu Geothermal Power Company, Inc., the Banks thereto, Credit Suisse as Agent.*

10.97 Credit Agreement dated as of April 8, 1994 between CE Cebu Geothermal Power Company, Inc., Export-Import Bank of the United States.*

10.98 Pledge Agreement among CE Philippines Ltd, Ormat-Cebu Ltd., Credit Suisse as Collateral Agent and CE Cebu Geothermal Power Company, Inc. dated as of April 8, 1994.*

10.99 Overseas Private Investment Corporation Contract of Insurance dated April 8, 1994 between the Overseas Private Investment Corporation ("OPIC") and the Company through its subsidiaries CE International Ltd., CE Philippines Ltd., and Ormat-Cebu Ltd.*

10.100 180 MW Power Plant - Mahanagdong Agreement ("Mahanagdong ECA") dated September 18, 1993 between PNOC-EDC and CE Philippines Ltd. and the Company, as amended by the First Amendment to Mahanagdong ECA dated June 22, 1994, the Letter Agreement dated July 12, 1994, the Letter Agreement dated July 29, 1994, and the Fourth Amendment to Mahanagdong ECA dated March 3, 1995.*

10.101 Credit Agreement dated as of June 30, 1994 among CE Luzon Geothermal Power Company, Inc., American Pacific Finance Company, the Lenders party thereto, and Bank of America National Trust and Savings Association as Administrative Agent.*

     10.102 Credit Agreement dated as of June 30, 1994 between CE Luzon Geothermal Power Company, Inc. and Export-Import Bank of the United States.*

     10.103 Finance Agreement dated as of June 30, 1994 between CE Luzon Geothermal Power Company, Inc. and Overseas Private Investment Corporation.*

     10.104 Pledge Agreement dated as of June 30, 1994 among CE Mahanagdong Ltd., Kiewit Energy International (Bermuda) Ltd., Bank of America National Trust and Savings Association as Collateral Agent and CE Luzon Geothermal Power Company, Inc.*

     10.105 Overseas Private Investment Corporation Contract of Insurance dated July 29, 1994 between OPIC and the Company, CE International Ltd., CE Mahanagdong Ltd. and American Pacific Finance Company and Amendment No. 1 dated August 3, 1994.*

     10.106 231 MW Power Plant - Malitbog Agreement ("Malitbog ECA") dated September 10, 1993 between PNOC-EDC and Magma Power Company and the First and Second Amendments thereto dated December 8, 1993 and March 10, 1994, respectively.*

     10.107 Credit Agreement dated as of November 10, 1994 among Visayas Power Capital Corporation, the Banks parties thereto and Credit Suisse as Bank Agent.*

     10.108 Finance Agreement dated as of November 10, 1994 between Visayas Geothermal Power Company and Overseas Private Investment Corporation.*

     10.109 Pledge and Security Agreement dated as of November 10, 1994 among Broad Street Contract Services, Inc., Magma Power Company, Magma Netherlands B.V. and Credit Suisse as Bank Agent.*

     10.110 Overseas Private Investment Corporation Contract of Insurance dated December 21, 1994 between OPIC and Magma Netherlands, B.V.*

10.111 Agreement as to Certain Common Representations, Warranties, Covenants and Other Terms, dated November 10, 1994 between Visayas Geothermal Power Company, Visayas Power Capital Corporation, Credit Suisse, as Bank Agent, OPIC and the Banks named therein.*

10.112 Credit and Reimbursement Agreement (Term Loan Facility and Working Capital Facility) dated as of February 28, 1994 among Salton Sea Power Generation, L.P., Salton Sea Brine Processing, L.P., the Lenders listed therein, and Credit Suisse as the Lead Agent.*

10.113 Assignment and Security Agreement dated as of February 28, 1994 among Salton Sea Power Generation, L.P., a California limited partnership, Salton Sea Brine Processing, L.P., a California limited partnership, and Credit Suisse as Lead Agent.*

10.114 Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing dated as of February 28, 1994 among Salton Sea Power Generation, L.P., a California limited partnership, Salton Sea Brine Processing, L.P., a California limited partnership, Chicago Title Company as Trustee and Credit Suisse as Lead Agent for the Secured Parties.*

11.0 Calculation of Earnings Per Share in accordance with Interpretive Release No. 34-9083.

13.0      The  Company's  1994  Annual  Report  (only  the  portions   thereof
          specifically incorporated herein by reference are deemed filed herewith).

21.0     Subsidiaries of Registrant.

23.0     Consent of Independent Auditors.

24.0     Power of Attorney.

27.0     Financial Data Schedule.




* Denotes documents to be filed with an Amendment to Form 10-K on Form 8.




California Energy Company, Inc.                                 Schedule I
Parent Company Only
Balance Sheets

as of December 31, 1994 and 1993
(dollars and shares in thousands, except per share amounts)



ASSETS                                                                                    1994                   1993
                                                                                        --------               ------

Cash and investments                                                                   $252,185               $126,824
Restricted cash                                                                          90,905                 13,535
Short-term investment                                                                    50,000                    ---
Development projects in progress                                                         74,324                 44,272
Investment in and advances to subsidiaries
    and joint ventures                                                                  296,376                215,660
Equipment, net of accumulated depreciation                                                2,517                  2,587
Notes receivable - joint ventures                                                        24,337                 21,558
Deferred charges and other assets                                                        20,519                 16,458
                                                                                        --------               -------

    Total assets                                                                       $811,163               $440,894
                                                                                        ========               =======



LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Accounts payable                                                                   $    194               $     86
    Other accrued liabilities                                                             6,659                 10,550
    Income taxes payable                                                                    ---                  4,000
    Senior notes                                                                            ---                 35,730
    Senior Discount Notes                                                               431,946                    ---
    Convertible subordinated debenture                                                  100,000                100,000
    Deferred income taxes                                                                26,568                 18,310
                                                                                        --------               -------

    Total liabilities                                                                   565,367                168,676
                                                                                        --------               -------
Deferred income relating to joint ventures                                                2,205                  1,915
                                                                                        --------               -------
Redeemable preferred stock                                                               63,600                 58,800
                                                                                        --------               -------

Stockholders' equity:
    Preferred stock - authorized 2,000
      shares no par value                                                                   ---                    ---
    Common stock - authorized 60,000
      shares par value $0.0675 per share;
      issued and outstanding 31,849 and
      35,446 shares                                                                       2,407                  2,404
    Additional paid-in capital                                                          100,421                100,965
    Retained earnings                                                                   142,937                111,031
    Treasury stock, 3,800 and 157 common shares
      at cost                                                                           (65,774)                (2,897)
                                                                                        --------               --------
    Total stockholders' equity                                                          179,991                211,503
                                                                                        --------               -------
    Total liabilities and stockholders' equity                                         $811,163               $440,894
                                                                                        ========               =======


The accompanying notes are an integral part of these financial statements.


California Energy Company, Inc.                                                      Schedule I
Parent Company Only                                                                  (continued)
Statements of Operations

for the three years ended December 31, 1994
(dollars in thousands)





Revenues:                                                                  1994              1993             1992
                                                                          -------           -------          -----

Equity in earnings of subsidiary
    companies and joint ventures before
    extraordinary items                                                  $75,448           $61,412           $53,685


Interest and other income                                                 20,598             8,756             4,557
                                                                          -------           -------           ------

    Total revenues                                                        96,046            70,168            58,242
                                                                          -------           -------           ------


Expenses:

General and administration                                                 7,926             6,564             6,796

Interest, net of capitalized interest                                     32,284             2,346               714
                                                                          -------           -------           ------

    Total expenses                                                        40,210             8,910             7,510
                                                                          -------           -------           ------

Income before provision for income taxes                                  55,836            61,258            50,732

Provision for income taxes                                                17,002            18,184            11,922
                                                                          -------           -------           ------

Income before change in accounting
    principle and extraordinary item                                      38,834            43,074            38,810
                                                                          -------           -------           ------

Cumulative effect of change in
    account principle                                                        ---             4,100               ---

Extraordinary item in 1994 and equity in extraordinary item of joint ventures in 1992 (Less applicable income taxes of $945 in
    1994, $1,533 in 1992)                                                 (2,007)              ---            (4,991)
                                                                          -------           -------           -------

Net income                                                                36,827            47,174            33,819

Preferred dividends                                                        5,010             4,630             4,275
                                                                          -------           -------           ------

Net income available to
  common stockholders                                                    $31,817           $42,544           $29,544
                                                                          =======           =======           ======


The accompanying notes are an integral part of these financial statements.


California Energy Company, Inc.                                       Schedule I
Parent Company Only                                                   (continued)
Condensed Statements of Cash Flows

for the three years ended December 31, 1994
(dollars in thousands)



                                                                                   1994            1993              1992
                                                                                 --------        --------          ------

Cash flows from operating activities                                            $ 15,139        $ 45,671          $ 22,597

Cash flows from investing activities:
Increase in development projects in progress                                     (30,052)        (22,844)           (4,218)
Decrease (Increase) in advances to and investments
    in subsidiaries and joint ventures                                           (24,959)        (36,812)           12,155
Restricted cash                                                                  (77,370)        (12,901)             (535)
Short-term investment                                                            (50,000)            ---               ---
Other                                                                                767           2,956           (15,176)
                                                                                ---------        --------          --------

Cash flows from investing activities                                            (181,614)        (69,601)           (7,774)
                                                                                ---------        --------          --------

Cash flows from financing activities:
Proceeds from sale of common, treasury and
    preferred stocks, and exercise of warrants
    and stock options                                                              1,580           2,912             8,065
Proceed from issue of Senior Discount Notes                                      400,000             ---               ---
Purchase of treasury stock                                                       (65,119)         (2,897)           (4,887)
Defeasance of Senior Notes                                                       (35,730)            ---               ---
Proceeds from issue of convertible
    subordinated debentures                                                          ---         100,000               ---
Purchase of warrants                                                                 ---             ---           (11,716)
Deferred charges relating to debt
    financing                                                                     (8,895)         (2,582)              ---
                                                                                 --------        --------          -------

Cash flows from financing activities                                             291,836          97,433            (8,538)
                                                                                 --------        --------          --------

    Net increase in cash and investments                                         125,361          73,503             6,285

Cash and investments at beginning of period                                      126,824          53,321            47,036
                                                                                 --------        --------          -------

Cash and investments at end of period                                           $252,185        $126,824          $ 53,321
                                                                                 ========        ========          =======

Interest paid (net of amount capitalized)                                       $  1,477        $   (897)         $    464
                                                                                 ========        ========          =======

Income taxes paid                                                               $  4,926        $  6,819          $  4,129
                                                                                 ========        ========          =======


The accompanying notes are an integral part of these financial statements.

California Energy Company, Inc.                                  Schedule I
Parent Company Only                                              (continued)
Supplemental Notes to Financial Statements
For the three years ended December 31, 1994

(dollars in thousands)



RELATED PARTY TRANSACTIONS

The Company bills the Coso Project partnerships and joint ventures for management, professional and operational services. Billings for the years ended December 31, 1994, 1993 and 1992 were $18,054, $18,285 and $19,629, respectively. Dividends received from subsidiaries for the years ended December 31, 1994, 1993 and 1992 were $19,691, $49,053 and $33,524 respectively.

RECLASSIFICATION

Certain amounts in the fiscal 1993 and 1992 financial statements have been reclassified to conform to the fiscal 1994 presentation. Such reclassifications do not impact previously reported net income or retained earnings.