Form 10-K/A
CALIFORNIA ENERGY CO INC
filed 1995-03-31
CIK 720556

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                               FORM 10-K/A
                             Amendment No. 1

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


        The undersigned registrant hereby amends and supplements
Item 14 of its Annual Report on Form 10-K for the fiscal year ended December 31, 1994, by filing herewith an amended and restated
Exhibit Index which shall read as follows and by filing herewith the following Exhibits noted by an asterisk (*):

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

10.28 Amendment No. 3 to Shareholder's Agreement between the Company and Kiewit Energy Company dated as of April 2, 1993
(incorporated by reference to Exhibit 14 to the Company's Form 8-
A).

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

10.98           Reserved

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

10.104          Reserved

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

10.109          Reserved

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

21.0    Subsidiaries of Registrant.

23.0    Consent of Independent Auditors.

24.0    Power of Attorney.

27.0    Financial Data Schedule.




        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Omaha, State of Nebraska, on this 30th day of March, 1995.

                        CALIFORNIA ENERGY COMPANY, INC.



                        BY:  /s/  Steven A. McArthur
                            Name:    Steven A. McArthur
                            Title:   Senior Vice President