Form 10-Q
period 1995-05-15
CALIFORNIA ENERGY CO INC
filed 1995-05-15
CIK 720556

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON D.C.  20549

                                 ______________________

                                        FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of
                   the Securities Exchange Act of 1934

                             For the quarterly period ended

                                    March 31, 1995

                               Commission File No. 1-9874

                             CALIFORNIA ENERGY COMPANY, INC.
           (Exact name of registrant as specified in its charter)

            Delaware                              94-2213782
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)

302 South 36th Street, Suite 400, Omaha, NE          68131
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code   (402) 341-4500



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

49,934,321 shares of Common Stock, $0.0675 par value were outstanding as of March 31, 1995.


                             CALIFORNIA ENERGY COMPANY, INC.

                                        Form 10-Q

                                     March 31, 1995
                                      _____________

                                     C O N T E N T S
                             PART I:  FINANCIAL INFORMATION
                                                             Page

Item 1.      Financial Statements

Report of Independent Accountants                              3

Consolidated Balance Sheets, March 31, 1995
  and December 31, 1994                                        4

Consolidated Statements of Operations for the Three
  Months Ended March 31, 1995 and 1994                         5

Consolidated Statements of Cash Flows for the
  Three Months Ended March 31, 1995 and 1994                   6

Notes to Consolidated Financial Statements                     7

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations    14

                           PART II:  OTHER INFORMATION

Item 1.      Legal Proceedings                                30
Item 2.      Changes in Securities                            30
Item 3.      Defaults on Senior Securities                    30
Item 4.      Submission of Matters to a Vote of
             Security Holders                                 30
Item 5.      Other Information                                30
Item 6.      Exhibits and Reports on Form 8-K                 30

Signatures                                                    32

Exhibit Index                                                 33




INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors and Stockholders
California Energy Company, Inc.
Omaha, Nebraska

We have reviewed the accompanying consolidated balance sheet of California Energy Company, Inc. and subsidiaries as of March 31, 1995, and the related consolidated statements of operations and cash flows for the three month periods ended March 31, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of California Energy Company, Inc. and subsidiaries as of December 31, 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated February 3, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1994 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



DELOITTE & TOUCHE LLP
April 25, 1995



                             CALIFORNIA ENERGY COMPANY, INC.

                               CONSOLIDATED BALANCE SHEETS
                        (in thousands, except per share amounts)
                          ________________________________

                                        March 31      December 31
                                          1995           1994
                                      (unaudited)
ASSETS
Cash and investments                  $  140,419      $ 254,004
Joint venture cash and investments        53,216         54,087
Restricted cash and investments          118,972        131,775
Short-term investments                    81,800         50,000
Accounts receivable                       54,741         28,272
Due from joint ventures                    5,057              -
Properties and plants, net (Note 3)    1,479,218        556,992
Equipment, net of depreciation             4,540          4,651
Notes receivable - joint ventures         13,021         12,627
Excess of cost over fair
  value of net assets acquired, net      305,112              -
Other investments                          2,097          7,688
Deferred charges and other assets         81,655         31,049

  Total assets                        $2,339,848     $1,131,145

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Accounts payable                      $    4,385     $    1,679
Other accrued liabilities                 68,738         42,658
Project loans                            384,133        233,080
Construction loans                        53,028         31,503
Due to Joint Ventures                          -            269
Senior Discount Notes (Note 4)           442,879        431,946
Merger loan (Note 8)                     500,000              -
Convertible debt (Note 5)                 64,850              -
Convertible subordinated debentures      100,000        100,000
Deferred income taxes                    216,809         26,568

  Total liabilities                    1,834,822        867,703

Deferred income                           19,623         19,851

Redeemable preferred stock (Note 5)            -         63,600

Commitments and contingencies

Stockholders' equity:
Preferred stock - authorized 2,000
  shares, no par value                         -              -
Common stock - authorized 80,000 shares,
  par value $0.0675 per share, issued and
  outstanding 49,934 and 31,849 shares at
  March 31, 1995 and December 31, 1994,
  respectively (Note 9)                    3,378          2,407
Additional paid in capital               332,358        100,421
Retained earnings                        151,257        142,937
Treasury stock - 102 and 3,800 common
  shares at March 31, 1995 and
December 31, 1994, respectively,
  at cost                                 (1,590)       (65,774)

       Total stockholders' equity        485,403        179,991

       Total liabilities and
       stockholders' equity           $2,339,848     $1,131,145

The accompanying notes are an integral part of these financial statements.


                             CALIFORNIA ENERGY COMPANY, INC

                          CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share amounts)
                       ________________________________

                                               Three Months Ended
                                                     March 31
                                                1995          1994
                                                   (unaudited)
   Revenues:

Sales of electricity and steam             $  72,978     $  30,819
 Royalties                                     3,917             -
Interest and other income                      9,790         4,591

       Total revenues                         86,685        35,410

Costs and expenses:

Plant operations                              18,426         6,149
   General and administration                  6,426         3,379
 Royalties                                     4,414         1,997
 Depreciation and amortization                14,183         4,798
 Interest expense                             29,562         9,233
 Less interest capitalized                    (4,484)       (2,803)

       Total costs and expenses               68,527        22,753

Income before income taxes                    18,158        12,657


Provision for income taxes                     5,540         4,050

Income before minority interest
    and extraordinary item                    12,618         8,607


Minority interest                              3,005             -

Income before extraordinary item               9,613         8,607

Extraordinary item (less applicable
    income taxes of $945) (Note 7)                 -        (2,007)


Net income                                     9,613         6,600


Preferred dividends
(paid in kind)*                                1,080         1,200

Net income attributable to
    common shares                          $   8,533     $   5,400

Income per share before extraordinary
    item                                   $     .21     $     .20

Extraordinary item (Note 7)                        -          (.06)


Net income per share                       $    0.21     $    0.14

Average number of common and
    common equivalent shares
    outstanding                               41,341        37,739

The accompanying notes are an integral part of these financial statements.

* Reflects dividends on the Company's Series C Redeemable
Convertible Preferred Stock, which are payable in kind.



                             CALIFORNIA ENERGY COMPANY, INC.

                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in thousands)


                                             Three Months Ended
                                                   March 31
                                         1995         1994
                                            (unaudited)  Cash flows
from operating activities:

Net income                                   $   9,613     $  6,600
 Adjustments to reconcile net cash flow from
    operating activities:
Depreciation and amortization                   12,927        4,798
Amortization of excess of cost over
    fair value of net assets acquired            1,256            -
Amortization of original issue discount         10,933          671
Amortization of deferred financing costs         2,713          497
Provision for deferred income taxes              4,272          404
Changes in other items:
Accounts receivable                              3,381        (184)
Accounts payable and accrued liabilities           912      (2,895)
Deferred income                                   (228)       (169)
Income tax payable                                   -      (2,300)

   Net cash flows from operating activities     45,779       7,422

Cash flows from investing activities:
Capital expenditures relating to power plants
   and development for existing projects        (1,699)     (3,707)
Acquisition of equipment                           (31)        (52)
Purchase of Magma, net of cash acquired       (906,226)          -
Upper Mahiao construction                      (19,886)          -
Mahanagdong construction                        (3,291)          -
Malitbog construction                          (11,167)          -
Other international development                 (1,601)          -
Salton Sea expansion in progress               (10,277)          -
Yuma - construction in progress                      -      (5,054)
Pacific Northwest, Nevada and Utah                (337)     (2,983)
Decrease in restricted cash                     12,803       2,514
Decrease (increase) in other investments
    and assets                                 (28,488)        586

    Net cash flows from investing activities  (913,224)     (8,696)

Cash flows from financing activities:
Proceeds and net benefits from sale of common
  and treasury stock and exercise of options   299,548         307
Repayment of project finance loans             (37,992)          -
Construction loan                               21,525           -
Merger loan                                    500,000           -
Deferred financing costs - Merger loan         (22,782)          -
Deferred financing costs -
  Senior Discount Notes                              -     (11,201)
Proceeds from issue of Senior Discount Notes         -     400,000
Defeasance of Senior Notes                           -     (35,730)
Increase in amounts due from joint ventures     (5,720)        (64)
Purchase of treasury stock                      (1,590)    (20,990)

Net cash flows from financing activities       752,989     332,322

Net increase (decrease) in cash and
    cash equivalents                          (114,456)    331,048
Cash and cash equivalents at beginning
    of period                                  308,091     142,699

Cash and cash equivalents at end
  of period                                 $  193,635   $  473,747


Supplemental disclosures

Interest paid, net of amount capitalized    $   22,644    $   5,593

Income taxes paid                           $      240    $   5,000

The accompanying notes are an integral part of these financial statements.

                    CALIFORNIA ENERGY COMPANY, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    (in thousands, except per share amounts and per kWh amounts)
                  ________________________________



1.   General:

In the opinion of management of California Energy Company, Inc. (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1995 and the results of operations for the three months ended March 31, 1995 and 1994, and cash flows for the three months ended March 31, 1995 and 1994.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, and its proportionate share of the accounts of the partnerships and joint ventures in which it has invested. The March 31, 1995 financial statements reflect the acquisition of Magma Power Company (See Note 8).

The results of operations for the three months ended March 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

Certain amounts in the 1994 financial statements and supporting footnote disclosures have been reclassified to conform to the 1995 presentation. Such reclassification did not impact previously reported net income or retained earnings.

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

                   CALIFORNIA ENERGY COMPANY, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (in thousands, except per share amounts and per kWh amounts)
                        ---------------------

3.  Properties and Plants:

Properties and plants comprise the following:

                                          March 31      December 31
                                           1995*          1994
                                         (unaudited)
Project costs:
Power plants and gathering systems      $   953,307      $ 314,027
  Wells and resource development            264,959        174,651

                                          1,218,266        488,678
Less accumulated depreciation
    and amortization                       (103,273)       (90,457)

Net facilities                            1,114,993        398,221

Wells and resource construction
    in progress                                 434            434

       Total project costs                1,115,427        398,655

Upper Mahiao construction                    68,440         48,554
Mahanagdong construction                     24,734         21,443
Malitbog construction                        84,956              -
Other international development               4,046          2,445
Salton Sea expansion                         95,383              -
Pacific Northwest                            47,464         46,620
Nevada and Utah properties costs             38,768         39,275

       Total                            $ 1,479,218      $ 556,992


* Property and plant costs include allocated purchase price.

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

5.  Conversion of Preferred Stock:

On November 19, 1991, the Company sold one thousand shares of convertible preferred stock, Series C, at $50,000 per share to Kiewit Energy, in a private placement. Each share of the Series C preferred stock is convertible at any time at $18.375 per common share into two thousand seven hundred and twenty-one shares of common stock subject to customary adjustments. The Series C preferred stock has a dividend rate of 8.125%, commencing March 15, 1992 through conversion date or December 15, 2003. The dividends, which are cumulative, are payable quarterly in convertible preferred stock, Series C, through March 15, 1995 and in cash on subsequent dividend dates.

Pursuant to the terms of the Securities Purchase Agreement, the Company exercised its rights to exchange the preferred stock, Series C, on March 15, 1995 for $64,850 principal amount 9.5% convertible subordinated debentures of the Company due 2003.

6.  Income Taxes:

The Company's effective tax rate continues to be less than the statutory rate primarily due to the depletion deduction and the generation of energy tax credits in 1995. The significant components of the deferred tax liability are the temporary differences between the financial reporting basis and income tax basis of the power plant and the well and resource development costs, and in addition, the offsetting benefits of operating loss carryforwards and investment and geothermal energy tax credits.
The income tax provision for the three months ended March 31, 1995, is approximately 23% current tax expense and 77% deferred tax expense.


                  CALIFORNIA ENERGY COMPANY, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (in thousands, except per share and per kWh data)
                          __________________


7.  Extraordinary Item:

In conjunction with the Company's Senior Discount Note offering (See Note 4), the 12% Senior Notes were defeased. This resulted in an extraordinary item in the amount of $2,007, after the income tax effect of $945. The extraordinary item represents the amount necessary to defease the interest payments on the $35,730 Senior Notes and the unamortized portion of the deferred financing costs. The 1994 contingent interest component of these Senior Notes, calculated by reference to the Company's share of available cash flow from the Coso Project, remained undefeased and outstanding through the end of the calculation period, December 31, 1994.

8.  Purchase of Magma Power Company:

On January 10, 1995, the Company acquired approximately 51% of the outstanding shares of common stock of Magma Power Company (the "Magma Common Stock") through a cash tender offer (the "Magma Tender Offer") and completed the Magma Acquisition on February 24, 1995 by acquiring the approximately 49% of the outstanding shares of Magma common stock not owned by the Company through a merger. Magma Power Company ("Magma") is engaged in independent power operations similar to those of the Company. The transaction was accounted for as a purchase. The results of operations of the Company include the results of operations of Magma from January 10, 1995, to March 31, 1995 adjusted for the Company's percentage ownership during that time period. Goodwill recorded in connection with the Magma Acquisition will be amortized using the straight line method over 40 years. The Magma Tender Offer was financed with a $245,600 facility from Credit Suisse (the "Tender Facility"). Loans under the Tender Facility were made to the Company on a non-recourse basis, secured by the Magma stock acquired, and the Company lent the proceeds of such loans to Magma in exchange for a secured term note of Magma (the "Tender Note"). The loans under the Tender Facility were repaid from funds received from the Merger Facilities, described below.

A total of approximately $957,000 was required to refinance the Tender Facilities and to complete the Magma Acquisition. Up to


                 CALIFORNIA ENERGY COMPANY, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (in thousands, except per share and per kWh data)
                       ___________________


8.  Purchase of Magma Power Company: (continued)

$500,000 in secured bank financing was provided by Credit Suisse (the "Merger Facilities") on specified terms and subject to customary conditions. Such funds, together with the net proceeds of a public equity offering (see Note 9) and general corporate funds of the Company, were used to complete the Magma Acquisition.

The Merger Facilities consist of (i) a $350 million principal amount term loan maturing on October 31, 2000 to be amortized in semi-annual payments beginning on April 30, 1995 ("Term Loan A"),
(ii) a $75 million principal amount term loan maturing on October 31, 2001 to be amortized in semi-annual payments beginning April 30, 2001 ("Term Loan B") and (iii) a $75 million principal amount term loan maturing on October 31, 2002 to be amortized in semi-annual payments beginning April 30, 2002 ("Term Loan C"). As of April 30, 1995, the outstanding principal amount on Term Loan A, Term Loan B and Term Loan C was $350 million, $75 million and $75 million, respectively. Credit Suisse is the agent bank in connection with the Merger Facilities. Loans under the Merger Facilities were made to the Company on a non-recourse basis, and the Company loaned the proceeds of such loans to Magma in exchange for a secured note. Loans under the Merger Facilities are secured by an assignment and pledge by the Company of such note and 100% of the capital stock of Magma.

The Company may, subject to certain terms and conditions, elect to have the term loans bear interest based on either the Eurodollar Rate or the Base Rate (as defined in the Merger Facilities). Interest on the term loans is payable at spreads of 2.50% above the Eurodollar Rate or 1.50% above the Base Rate for Term Loan A and 3.50% above the Eurodollar Rate or 2.50% above the Base Rate for Term Loan B and Term Loan C. As of March 31, 1995, Term Loan A bore interest at the rate of 8.656% per annum and Term Loan B and Term Loan C each bore interest at the rate of 9.656% per annum.

The Merger Facilities contain affirmative and negative covenants customary for similar non-recourse credit facilities. Such covenants include a negative pledge of all stock and unencumbered

               CALIFORNIA ENERGY COMPANY, INC.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (in thousands, except per share and per kWh data)
                     ___________________


8.  Purchase of Magma Power Company: (continued)

assets of Magma; a limitation on guaranties by Magma; a limitation on mergers and sales of assets by Magma; a limitation on investments in other persons by Magma; a prohibition on dividends and other payments by Magma to the Company unless the proceeds are used to pay down the Merger Facilities; a prohibition on the sale of ownership interests in Magma; a limitation on the incurrence of additional debt by Magma; and a restriction on a change in the nature of the business of the Company and Magma.

The Merger Facilities also contain financial covenants and customary events of default, including events of default based on breaches of certain representations, warranties and covenants; cross defaults with respect to certain debt of the Company and Magma; bankruptcy and similar events; the failure to pay certain final judgments; the failure to make a payment with respect to the Merger Facilities when due; and the failure of the pledge agreement to be in full force and effect.

Unaudited proforma combined revenue, net income and earnings per share of the Company and Magma for the quarter ended March 31, 1995 as if the acquisition had occurred at the beginning of the quarter after giving effect to certain proforma adjustments related to the acquisition were $88,610, $8,545 and $0.16, respectively, compared to $73,714, $6,599 and $0.12 for the same period last year.

9.  Equity Offering:

Simultaneous with the acquisition of the remaining equity interest of Magma on February 24, 1995, the Company completed a public offering (the "Offering") of 18,170 shares of common stock, which amount includes a direct sale by the Company to Peter Kiewit Sons, Inc. of 1,500 shares and the exercise of underwriter over-allotment options of 1,500 shares, at a price of $17.00 per share. The Company received net proceeds of $300,388 from the Offering.





                 CALIFORNIA ENERGY COMPANY, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (in thousands, except per share and per kWh data)
                       ___________________


10.    Proposed Debt Offerings:

The Company intends to modify all or a portion of the Magma acquisition debt with potentially longer term financing effected through a public and/or private offering of Company and project level debt.


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

For purposes of consistent financial presentation, plant capacity factors are based upon a capacity amount of 88 gross MW/80 net MW for each plant at the Coso Project. Plant capacity factors for the Imperial Valley Project, consisting of the Vulcan, Del Ranch, Elmore, Leathers, Salton Sea I and II, and Salton Sea III plants, are based on contract nameplate amounts of 34, 38, 38, 38, 30, and
49.8 net MW respectively. Each plant possesses an operating margin which periodically allows for production in excess of the amount listed above. Utilization of this operating margin is based upon a variety of factors and can be expected to vary between calendar quarters, under normal operating conditions.

Sales of electricity and steam increased to $72,978 in the first quarter of 1995 from $30,819 in the first quarter of 1994, a 136.8% increase. This improvement was primarily due to the addition of production from the Imperial Valley Project as a result of the acquisition of Magma Power Company in the first quarter of 1995, the commencement of commercial operations of the Yuma Project in the second quarter of 1994, an increase in the Coso Project's electric kilowatt hour sales to 571.1 million kWh from 529.1 million kWh and an increased price per kWh in accordance with the SO4 Agreements.

             CALIFORNIA ENERGY COMPANY, INC.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS
    (in thousands, except per share and per kWh data)
                      ___________________


Results of Operations: (continued)

The following operating data represent the aggregate capacity and electricity production of the Coso Project:

                        Three Months Ended
                              March 31               Fiscal Year
                       1995           1994             1994

Overall capacity
  factor               110.2%         102.1%          106.5%


kWh produced        571,100,000    529,100,000     2,238,600,000

Installed capacity
  NMW (average)         240            240               240


The Navy I plant capacity factor was 113.4% in the first quarter of 1995 compared to 116.3% in the first quarter of 1994. The Navy II plant capacity factor was 112.1% in the first quarter of 1995 compared to 91.2% in the first quarter of 1994. Navy II output in the first quarter of 1994 was reduced due to the scheduled overhaul of its three turbines. The BLM plant capacity factor was 105.0% in the first quarter of 1995 compared to 98.7% in the first quarter of 1994. Technology enhancements to the BLM plant in the third quarter of 1994 have allowed it to process its existing steam more efficiently.

The Coso Project sells all electricity generated by the respective plants pursuant to three long-term SO4 Agreements between the Navy I Partnership, the BLM Partnership, and the Navy II Partnership, respectively, and SCE. These SO4 Agreements provided for capacity payments, capacity bonus payments and energy payments. SCE makes fixed annual capacity payments to the Coso Partnerships, and to the extent that capacity factors exceed certain benchmarks is required to make capacity bonus payments. The price for capacity and capacity bonus payments is fixed for the life of the SO4


             CALIFORNIA ENERGY COMPANY, INC.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS
    (in thousands, except per share and per kWh data)
                      ___________________

Results of Operations: (continued)

Agreements. Energy is sold at increasing fixed rates for the first ten years of each contract and thereafter at SCE's Avoided Cost of Energy. The fixed price periods of the SO4 Agreements extend until August 1997, March 1999 and January 2000 for each of the Navy I, BLM and Navy II Partnerships, respectively, at rates ranging from
11.0 cents per kWh in 1994 to 14.6 cents in 2000.

The following operating data represent the aggregate capacity and electricity production of the Imperial Valley Project:


                           Three Months Ended
                                March 31             Fiscal Year
                      1995            1994              1994

Overall capacity
  factor              96.9%           96.7%             99.3%

kWh produced      476,700,000     475,900,000      1,980,900,000

Installed capacity
  NMW (average)       227.8           227.8              227.8

The overall plant capacity factor in the first quarter of 1995 for the Partnership Projects, consisting of the Vulcan, Del Ranch, Elmore, Leathers plants, was 102.3%. The overall plant capacity factor for the Salton Sea Project was 86.8%. The overall plant capacity factors for the Partnership Projects and the Salton Sea Project in the first quarter of 1994 was 100.1% and 90.5%, respectively. Salton Sea I and II output was reduced in the first quarter of 1995 due to scheduled turbine overhauls.

The Partnership Projects sell all electricity generated by the respective plants pursuant to four long-term SO4 Agreements between the Vulcan Partnership, the Del Ranch Partnership, the Elmore Partnership and the Leathers Partnership, respectively, and SCE. These SO4 Agreements provide for capacity payments, capacity bonus

             CALIFORNIA ENERGY COMPANY, INC.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS
    (in thousands, except per share and per kWh data)
                      ___________________


Results of Operations: (continued)

payments and energy payments. SCE makes fixed annual capacity payments to the Partnerships, and to the extent that capacity factors exceed certain benchmarks is required to make capacity bonus payments. The price for capacity and capacity bonus payments is fixed for the life of the SO4 Agreements. Energy is sold at increasing fixed rates for the first ten years of each contract and thereafter at SCE's Avoided Cost of Energy. The fixed price periods of the SO4 Agreements extend until February 1996, December 1988, December 1998, and December 1999 for each of the Vulcan, Del Ranch, Elmore and Leathers Partnerships, respectively, at rates ranging from 10.9 cents per kWh in 1994 to 15.6 cents per kWh in 1999.


The Salton Sea I Project sells electricity to SCE pursuant to a 30-year negotiated power purchase agreement, as amended (the "Salton Sea I PPA"), which provides for capacity and energy payments. The initial contract capacity and contract nameplate are each 10 MW. The capacity payment is based on the firm capacity price which is currently $123.61/kW-year. The contract capacity payment adjusts quarterly based on a basket of energy indices for the term of the Salton Sea I PPA. The energy payment is calculated using a Base Price (defined as the initial value of the energy payment 4.701 cents per kWh for the second quarter of 1992)), which is subject to quarterly adjustments based on a basket of indices. The time period weighted average energy payment for Unit 1 was 5.1 cents per kWh during 1994. As the Salton Sea I PPA is not an SO4 Agreement, the energy payments do not revert to SCE's Avoided Cost of Energy.

The Salton Sea II Project sells electricity to SCE pursuant to a 30-year modified SO4 Agreement that commenced on April 15, 1990. The contract capacity and contract nameplate are 15 MW and 18 MW, respectively. The contract requires SCE to make capacity payments, capacity bonus payments and energy payments. The price for contract capacity and contract capacity bonus payments is fixed for the life of the modified SO4 Agreement. The energy payments for the first ten year period, which period expires April 4, 2000, are levelized at a time period weighted average of 10.6 cents per kWh.


               CALIFORNIA ENERGY COMPANY, INC.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        (in thousands, except per share and per kWh data)
                          ___________________


Results of Operations: (continued)

Thereafter, the monthly energy payments will be SCE's Avoided Cost of Energy. For the period April 1, 1994 through March 31, 2004, SCE is entitled to receive, at no cost, 5% of all energy delivered in excess of 80% of contract capacity. The Salton Sea III Project sells electricity to SCE pursuant to a 30 year modified SO4 Agreement that commenced on April 15, 1990. The contract capacity is 47.5 MW and the contract nameplate is 49.8 MW. The SO4 Agreement requires SCE to make capacity payments, capacity bonus payments and energy payments for the life of the SO4 Agreement. The price for contract capacity is fixed. The energy payments for the first ten year period, which period expires on February 13, 1999, are levelized at a time period weighted average of 9.8 cents per kWh. Thereafter, the monthly energy payments will be SCE's Avoided Cost of Energy.

Roosevelt Hot Springs steam field supplied 100% of customer power plant steam requirements in the first quarter of 1995. The Company has approximately 70% interest in the Roosevelt Hot Springs field. The Desert Peak power plant operated at 95% of its nine net megawatt capacity in the first quarter of 1995. The Yuma power plant operated at 102% of its 50 net MW plant capacity.

Interest and other income increased in the first quarter of 1995 to $9,790 from $4,591 for the same period in 1994. The increase reflects higher average cash balances.

The Company received royalty income of $3,917 in the first quarter of 1995. The increase is a result of the acquisition of Magma
Power Company which receives royalty income from the Partnership
Projects, East Mesa Project and the Mammoth Project.

Plant operations, general and administration, royalties, depreciation and net interest expense all increased due primarily to the addition of Magma's results of operations in the first quarter of 1995. In addition, Yuma commenced operations in June of 1994 and its operating results are included in the three months ended March 31, 1995.

                   CALIFORNIA ENERGY COMPANY, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (in thousands, except per share and per kWh data)
                       ___________________


Results of Operations: (continued)

The Company's expenses as a percentage of sales of electricity and steam were as follows:

                                            Three Months Ended
                                                  March 31
                                            1995        1994

Plant operations (net of Company's
operator fees and Yuma fuel cost)           21.6%        16.3%

General and administration                   8.8%        11.0%

Royalties                                    6.0%         6.5%

Depreciation and amortization*              19.4%        15.6%

Interest (less amounts
capitalized)**                              34.4%        20.9%

                                            90.2%        70.3%

* Depreciation and amortization in 1995 includes amortization of allocated purchase price.

**   Interest in 1995 includes original issue discount on the
Senior Discount Notes and interest expense on the Tender and Merger facilities.

Plant operations costs for the plants the Company owned in 1994 remained relatively constant. As a result of addition of Magma and the commencement of the Yuma Project (including fuel purchases) plant operations costs increased to $18,426 in the first quarter of 1995 from $6,149 in the first quarter of 1994, a 199.7% increase.




              CALIFORNIA ENERGY COMPANY, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      (in thousands, except per share and per kWh data)
                        ___________________


Results of Operations: (continued)

General and administrative costs increased as a result of the addition of Magma to $6,426 in the first quarter of 1995 from $3,379 in the first quarter of 1994, a 90.2% increase. In April 1995, the Magma corporate offices were closed and administrative functions were incorporated into the Company's corporate office.

Royalty costs increased to $4,414 in the first quarter of 1995 from $1,997 in the first quarter of 1994, a 121.0% increase. The increases are due to increased revenues from the plants the Company owned in 1994, scheduled royalty increases associated with such plants, and the addition of Magma plants.

Depreciation and amortization increased as a result of the addition of Magma and the commencement of the Yuma Project to $14,183 in the first quarter of 1995 from $4,798 in the first quarter of 1994, a 195.6% increase.

Interest expense, less amounts capitalized, increased to $25,078 in the first quarter of 1995 from $6,430 in the first quarter of 1994. The increase was primarily due to the original issue discount amortization on the Senior Discount Notes issued in late March 1994 and the interest expense on the Tender Note and Merger facilities used to finance the Magma Acquisition.

The provision for income taxes increased to $5,540 in the first quarter of 1995 from $4,050 in the first quarter of 1994. The increases are due to higher income before taxes. The Company's effective tax rate continues to be less than the expected statutory rate primarily due to the percentage depletion deduction and energy tax credits generated in the current year.

Income before minority interest and extraordinary item increased to $12,618 from $8,607, a 46.6% increase. Net income available to common shareholders was $8,533 or $0.21 per share for the first quarter of 1995. Net income after the extraordinary item of $2,007 was $5,400 or $.14 per share for the first quarter of 1994.
Without the effect of the extraordinary item, net income available

            CALIFORNIA ENERGY COMPANY, INC.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS
    (in thousands, except per share and per kWh data)
                   ___________________


Liquidity and Capital Resources:

to common shareholders for the first quarter of 1994 would have been $.20 per common share.

The Company's cash and investments were $140,419 at March 31, 1995 as compared to $254,004 at December 31, 1994. In addition, the Company's share of Coso and Magma retained cash and investments in project control accounts at March 31, 1995 and December 31, 1994 was $53,216 and $54,087, respectively. Distributions out of the Coso Project control account are made monthly to the Company for operation and maintenance and capital costs and semiannually to each Coso Joint Venture partner for profit sharing under a prescribed calculation subject to mutual agreement by the partners. Similarly, distributions out of the Magma Project control accounts are made monthly for management fees, royalties and reimbursement of operating costs and semi-annually to each Magma joint venture partner for profit sharing. In addition, the Company recorded separately restricted cash and investments of $118,972 and $131,775 at March 31, 1995 and December 31, 1994, respectively. The restricted balances were comprised primarily of amounts deposited in restricted accounts from which the Company will source its equity contribution requirements relating to the Upper Mahiao, Mahanagdong and Malitbog projects and of its proportionate share of Coso Project cash reserves for a debt service reserve fund. The Coso Project established these reserves in conjunction with the refinancing of its previous bank debt.

Simultaneous with the acquisition of the remaining equity interest of Magma on February 24, 1995, the Company completed a public offering (the "Offering") of 18,170 shares of common stock, which amount includes a direct sale by the Company to Peter Kiewit Sons, Inc. of 1,500 shares and the exercise of underwriter over-allotment options of 1,500 shares, at a price of $17.00 per share. The Company received proceeds of $300,388 from the Offering.


                    CALIFORNIA ENERGY COMPANY, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (in thousands, except per share and per kWh data)
                            ___________________


Liquidity and Capital Resources: (continued)


Proceeds from the sale of common and treasury stock and from options for shares of common and treasury stock exercised in the three months ended March 31, 1995 aggregated approximately
$299,548.

As of March 31, 1995 the Company has repurchased 102 shares of its common stock at a cost of $1,590. This repurchase provides shares for issuance under the Company's employee stock option and share purchase plans and other outstanding convertible securities. The shares may also be used for any future convertible securities or employee benefit plans.

The Company has acquired all of the outstanding equity interest in Magma Power Company ("Magma") in a two-step transaction accounted for as a purchase according to the terms of a merger agreement whereby on January 10, 1995, the Company acquired approximately 51% of the outstanding shares of Magma common stock (the "Magma Common Stock") through a cash tender offer (the "Magma Tender Offer") and on February 24, 1995 the Company acquired the remaining 49% of Magma Common Stock not owned by the Company through a merger (the "Merger"). Each outstanding share of Magma Common Stock (other than shares of Magma Common Stock held by the Company, CE Acquisition Company, Inc., a wholly owned subsidiary of the Company, or any other direct or indirect subsidiary of the Company and shares of Magma Common Stock held in the treasury of Magma) was converted into the right to receive an average of approximately $38.75 per share of Magma Common Stock. The Company paid the Merger consideration solely in cash, funded with the net proceeds of a public common stock offering of 15,170 shares (the "Offering") and the proceeds of a direct sale of 1,500 shares to Peter Kiewit Sons', Inc. (the "Direct Sale") at $17.00 per share which together netted $275,653, over-allotment proceeds of a $24,735 on the sale of 1,500 shares, borrowings of $500,000 under bank credit facilities, and general corporate funds of the Company. Magma is engaged in independent geothermal power operations similar to those of the Company.

                 CALIFORNIA ENERGY COMPANY, INC.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
       (in thousands, except per share and per kWh data)
                     ___________________

Liquidity and Capital Resources: (continued)

The Magma Tender Offer was financed with a $245,600 facility from Credit Suisse (the "Tender Facility"). Loans under the Tender Facility were made to the Company on a non-recourse basis, secured by the Magma stock acquired, and the Company lent the proceeds of such loans to Magma. The loans under the Tender Facility were repaid from funds received from the Merger Facilities.

A total of approximately $957,000 was required to refinance the Tender Facilities and to complete the Magma Acquisition. Up to $500,000 in secured bank financing was provided by Credit Suisse (the "Merger Facilities") on specified terms and subject to customary conditions. Such funds, together with the net proceeds of the Offering and over-allotment, the proceeds of the Direct Sale and general corporate funds of the Company, were used to complete the Magma Acquisition.

The Merger Facilities consist of (i) a $350 million principal amount term loan maturing on October 31, 2000 to be amortized in semi-annual payments beginning on April 30, 1995 ("Term Loan A"),
(ii) a $75 million principal amount term loan maturing on October 31, 2001 to be amortized in semi-annual payments beginning April 30, 2001 ("Term Loan B") and (iii) a $75 million principal amount term loan maturing on October 31, 2002 to be amortized in semi-annual payments beginning April 30, 2002 ("Term Loan C"). As of April 30, 1995, the outstanding principal amount on Term Loan A, Term Loan B and Term Loan C was $350 million, $75 million and $75 million, respectively. Credit Suisse is the agent bank in connection with the Merger Facilities. Loans under the Merger Facilities were made to the Company on a non-recourse basis, and the Company loaned the proceeds of such loans to Magma in exchange for a secured note. Loans under the Merger Facilities are secured by an assignment and pledge by the Company of such note and 100% of the capital stock of Magma.


                CALIFORNIA ENERGY COMPANY, INC.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        (in thousands, except per share and per kWh data)
                          ___________________


Liquidity and Capital Resources: (continued)

The Company may, subject to certain terms and conditions, elect to have the term loans bear interest based on either the Eurodollar Rate or the Base Rate (as defined in the Merger Facilities). Interest on the term loans is payable at spreads of 2.50% above the Eurodollar Rate or 1.50% above the Base Rate for Term Loan A and 3.50% above the Eurodollar Rate or 2.50% above the Base Rate for Term Loan B and Term Loan C. As of March 31, 1995, Term Loan A bore interest at the rate of 8.656% per annum and Term Loan B and Term Loan C each bore interest at the rate of 9.656% per annum.

The Merger Facilities contain affirmative and negative covenants customary for similar non-recourse credit facilities. Such covenants include a negative pledge of all stock and unencumbered assets of Magma; a limitation on guaranties by Magma; a limitation on mergers and sales of assets by Magma; a limitation on investments in other persons by Magma; a prohibition on dividends and other payments by Magma to the Company unless the proceeds are used to pay down the Merger Facilities; a prohibition on the sale of ownership interests in Magma; a limitation on the incurrence of additional debt by Magma; and a restriction on a change in the nature of the business of the Company and Magma.

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

The Company is actively seeking to develop, construct, own and operate new power projects utilizing geothermal and other technologies, both domestically and internationally, the completion of any of which is subject to substantial risk. Development can require the Company to expend significant sums for preliminary

               CALIFORNIA ENERGY COMPANY, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     (in thousands, except per share and per kWh data)
                       ___________________


Liquidity and Capital Resources: (continued)

engineering, field development, permitting, legal and other financing. The Company's future growth is dependent, in large part, upon the demand for significant amounts of additional electrical generating capacity and the Company's ability to obtain contracts to supply portions of this capacity. There can be no assurance that development efforts on any particular project, or the Company's efforts generally, will be successful.

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

In April 1994, the Company closed the financing for the 128 GMW Upper Mahiao geothermal power project located in the Philippines. The total project cost for the facility is approximately $218,000. The Company will supply approximately $56,000 of equity and project debt financing will constitute the balance of approximately $162,000. A syndicate of international commercial banks is providing the construction financing. The Export-Import Bank of


               CALIFORNIA ENERGY COMPANY, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      (in thousands, except per share and per kWh data)
                      ___________________


Liquidity and Capital Resources: (continued)

the U.S. ("Ex-Im Bank") is providing political risk insurance to the commercial banks on the construction loan and will provide the preponderance of project term financing upon satisfaction of conditions associated with commercial operation. As of March 31, 1995, draws on the construction loan totalled $39,948, and the Company has invested $18,381. The Overseas Private Investment Corporation ("OPIC") is providing political risk insurance on the equity investment by the Company in this project. The Upper Mahiao project commenced construction in April of 1994, and is expected to be in service by July of 1996. The project is structured as a ten year Build-Own-Operate-Transfer ("BOOT"), in which the Company's subsidiary CE Cebu Geothermal Power Company, Inc., the project company, will be responsible for implementing construction of the geothermal power plant and, as owner, for providing operations and maintenance during the ten year BOOT period. The electricity generated by the Upper Mahiao geothermal power plant will be sold to the Philippine National Oil Company - Energy Development Corporation ("PNOC-EDC"), which is also responsible for supplying the facility with the geothermal steam. After a ten year cooperation period, and the recovery by the Company of its capital investment plus incremental return, the plant will be transferred to PNOC-EDC at no cost. Ormat Inc. of Sparks, Nevada is the turnkey contractor for the project.

In August 1994, the Company closed the financing for the 180 GMW Mahanagdong project located in the Philippines. The total project cost for the facility is approximately $320 million. The capital structure consists of a term loan of $240 million and approximately $80 million in equity contributions. OPIC and a consortium of commercial lenders led by Bank of America NT&SA is providing the construction debt financing facility. The debt provided by the commercial lenders is insured against political risk by the Ex-Im Bank. Ten-year term debt financing (which will replace the construction debt) will be provided by Ex-Im Bank and by OPIC. The Mahanagdong project has commenced construction and as of March 31, 1995, the Company's proportionate share of draws on the construction loan totalled $13,079 and equity investments made by

               CALIFORNIA ENERGY COMPANY, INC.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS
   (in thousands, except per share and per kWh data)
                 ___________________


Liquidity and Capital Resources: (continued)

a subsidiary of the Company totaled $8,261. OPIC is providing political risk insurance on the equity. The Mahanagdong project has begun construction and is targeted for service in July, 1997. The Mahanagdong project will be built, owned and operated by CE Luzon Geothermal Power Company, a Philippine corporation, that is expected to be owned post-completion as follows: 45% by the Company, 45% by Kiewit, and up to 10% by another industrial company. The turnkey contractor consortium consists of Kiewit Construction Group, Inc. (with an 80% interest) and The Ben Holt Co., a wholly owned subsidiary of the Company (with a 20% interest).

In December 1994, financing was closed and construction commenced on the Malitbog Project, a 231 gross MW geothermal project, which will also be located on the island of Leyte. The Malitbog Project will be built, owned and operated by Visayas Geothermal Power Company ("VGPC"), a Philippine general partnership that is wholly owned, indirectly, by the Company. VGPC will sell 100% of its capacity on substantially the same basis as described above for the Upper Mahiao Project to PNOC-EDC, which will in turn sell the power to NAPOCOR.

The Malitbog Project has a total project cost of approximately $280 million, including interest during construction and project contingency costs. Credit Suisse and OPIC have provided a total of $210 million of construction and term loan facilities, the $135 million international commercial bank portion of which is supported by political risk insurance from OPIC. As of March 31, 1995, equity investments made by subsidiaries of the Company totalled $46,153. The Company's equity contribution to VGPC of $70 million is covered by political risk insurance from OPIC and the Multilateral Investment Guarantee Agency ("MIGA"). As with the Upper Mahiao project, the Malitbog project is structured as a ten-year Build-Own-Operate-Transfer ("BOOT"), in which the Company will be responsible for implementing construction of the geothermal power plant and, as owner, for providing operations and maintenance

               CALIFORNIA ENERGY COMPANY, INC.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS
    (in thousands, except per share and per kWh data)
                 ___________________


Liquidity and Capital Resources: (continued)

for the ten year BOOT period. After a ten year cooperation period, and the recovery by the Company of its capital investment plus incremental return, the plant will be transferred to PNOC-EDC at no cost.

The Malitbog Project is being constructed by Sumitomo Corporation pursuant to a fixed-price, date-certain, turnkey supply and construction contract. Construction of the facility has begun, with commercial operation of Unit 1 scheduled to commence in July 1996 and commercial operation of Unit 2 and Unit 3 scheduled to commence in July 1997.

Magma is seeking new long-term final SO4 power purchase agreements in southern California through the bidding process adopted by the CPUC under its 1992 Biennial Resource Plan Update ("BRPU"). In its 1992 BRPU, the CPUC cited the need for an additional 9,600 MW of power production through 1999 among California's three investor-owned utilities, SCE, SDG&E and Pacific Gas and Electric Company (collectively, the "IOUs"). Of this amount, 275 MW was set aside for bidding by independent power producers (such as Magma) utilizing renewable resources. Pursuant to an order of the CPUC dated June 22, 1994 (confirmed on December 21, 1994), Magma was awarded 163 MW for sale to SCE (69 MW) and SDG&E (94 MW), with in-service dates in 1997 and 1998. However, the IOUs have to date challenged and may continue to challenge the order and there can be no assurance that power sales contracts will be executed or that any such projects will be completed.

In light of the regulatory uncertainty concerning the BRPU awards resulting from such IOU challenges, in March 1995 Magma entered into a buyout and capacity option agreement with SCE relating to the 69 MW of capacity awarded to Magma as a winning bidder in the BRPU solicitation. The agreement (which is subject to CPUC approval) provides for three lump sum termination payments in lieu of signing a power sales contract with SCE for the 69 MW of BRPU capacity. The amount of the termination payments is subject to a


             CALIFORNIA ENERGY COMPANY, INC.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS
   (in thousands, except per share and per kWh data)
                     ___________________


Liquidity and Capital Resources: (continued)

confidentiality agreement but provides SCE's ratepayers with very significant savings when compared to payments that would otherwise be made to Magma over the life of the proposed BRPU power sales contract.

The agreement also provides SCE with an option, which can be exercised at any time prior to February 2, 2002, to negotiate a power sales contract for 69 MW of geothermal capacity and energy on commercially reasonable prices and terms, without giving effect to termination payments previously paid.

The Company has commenced construction of an additional 39 MW electric generating facility (the "Salton Sea Expansion") in the Imperial Valley pursuant to an amended and restated 30-year power purchase agreement with SCE. The Salton Sea Expansion has a target completion date of July 1996 and an estimated construction cost of $115,000. As of March 31, 1995, the Company has invested $4,520 in the Salton Sea Expansion.


                             CALIFORNIA ENERGY COMPANY, INC.

                               PART II - OTHER INFORMATION


Item 1 -     Legal proceedings.

       See Note 14 to the 1994 Annual Consolidated Financial
Statements.

Item 2 -     Changes in Securities.

       Not applicable.

Item 3 -     Defaults on Senior Securities.

       Not applicable.

Item 4 -     Submission of Matters to a Vote of Security Holders.

       The following matters were submitted to a vote of security holders through the solicitation of proxies for a special meeting of stockholders held on February 10, 1995:

          (i) amendment of the Company's Restated Certificate of Incorporation to increase by 20,000,000 the number of shares of common stock of the Company authorized to be issued from 60,000,000 to 80,000,000 ("Proposal 1") and

          (ii) approval of the issuance of up to 17,700,000 shares of common stock of the Company to holders of common stock of Magma Power Company in connection with the then pending acquisition of Magma by the Company ("Proposal 2").

       With respect to Proposal 1, 27,775,005 votes were cast for the proposal, 71,236 against and 42,117 abstained. With respect to Proposal 2, 27,780,674 votes were cast for the proposal, 65,746 against and 42,738 abstained.

Item 5 -     Other Information.

       Not applicable.

Item 6 -     Exhibits and Reports on Form 8-K.



   (a)    Exhibits:

       Exhibit 11 - Calculation of earnings per share.

       Exhibit 15 - Awareness letter of Independent Accountants.

       Exhibit 27 - Financial Data Schedule


   (b)    Reports on Form 8-K:

       During the quarter ended March 15, 1995, the Company filed the following:

       (i) Form 8-K dated January 6, 1995 reporting the filing with the Securities and Exchange Commission of an S-3 registration statement for the planned offering of an underwritten public offering of 16,670,000 shares of the Company's Common Stock.

       (ii) Form 8-K dated January 25, 1995 reporting the promotion of Thomas R. Mason to President and Chief Operating
Officer.

       (iii) Form 8-K dated February 10, 1995 reporting the approval by the Company's stockholders of two proposals: (1) An amendment to the Company's Restated Certificate of Incorporation to increase by 20,000,000 the number of shares of Common Stock to be issued from 60,000,000 to 80,000,000, and (2) to issue up to 17,000,000 shares of Common Stock to the holders of common stock of Magma Power Company ("Magma") in connection with the pending acquisition of Magma by the Company.

       (iv) Form 8-K dated February 24, 1995 reporting the completion of the merger with Magma Power Company and the consummation of the public offering of 16,670,000 shares of the Company's Common Stock.






                                       SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           CALIFORNIA ENERGY COMPANY, INC.

                           /s/    John G. Sylvia
Date: May 12, 1994
                           John G. Sylvia
                           Senior Vice President and
                           Chief Financial Officer


                           /s/    Gregory E. Abel

                           Gregory E. Abel
                           Vice President, Controller and
                           Chief Accounting Officer




                                      EXHIBIT INDEX

Exhibit                                                    Page
No.                                                      No.

  11            Calculation of Earnings Per Share             34

  15            Awareness Letter of Independent
                Accountants                                   35

  27            Financial Data Schedule                       36