Form 10-Q/A
period 1995-05-15
CALIFORNIA ENERGY CO INC
filed 1995-05-16
CIK 720556

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D.C.  20549

                            ______________________

                           FORM 10-Q/A - Amendment 1

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

* Reflects dividends on the Company's Series C Redeemable
Convertible Preferred Stock, which are payable in kind.



                             CALIFORNIA ENERGY COMPANY, INC.

                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in thousands)


                                             Three Months Ended
                                                   March 31
                                         1995         1994
                                            (unaudited)  Cash flows
from operating activities:

Net income                                   $   9,613     $  6,600
 Adjustments to reconcile net cash flow from
    operating activities:
Depreciation and amortization                   12,927        4,798
Amortization of excess of cost over
    fair value of net assets acquired            1,256            -
Amortization of original issue discount         10,933          671
Amortization of deferred financing costs         2,713          497
Provision for deferred income taxes              4,272          404
Changes in other items:
Accounts receivable                              3,381        (184)
Accounts payable and accrued liabilities           912      (2,895)
Deferred income                                   (228)       (169)
Income tax payable                                   -      (2,300)

   Net cash flows from operating activities     45,779       7,422

Cash flows from investing activities:
Capital expenditures relating to power plants
   and development for existing projects        (1,699)     (3,707)
Acquisition of equipment                           (31)        (52)
Purchase of Magma, net of cash acquired       (906,226)          -
Upper Mahiao construction                      (19,886)          -
Mahanagdong construction                        (3,291)          -
Malitbog construction                          (11,167)          -
Other international development                 (1,601)          -
Salton Sea expansion in progress               (10,277)          -
Yuma - construction in progress                      -      (5,054)
Pacific Northwest, Nevada and Utah                (337)     (2,983)
Decrease in restricted cash                     12,803       2,514
Decrease (increase) in other investments
    and assets                                  28,488         586

    Net cash flows from investing activities  (913,224)     (8,696)

Cash flows from financing activities:
Proceeds and net benefits from sale of common
  and treasury stock and exercise of options   299,548         307
Repayment of project finance loans             (37,992)          -
Construction loan                               21,525           -
Merger loan                                    500,000           -
Deferred financing costs - Merger loan         (22,782)          -
Deferred financing costs -
  Senior Discount Notes                              -     (11,201)
Proceeds from issue of Senior Discount Notes         -     400,000
Defeasance of Senior Notes                           -     (35,730)
Increase in amounts due from joint ventures     (5,720)        (64)
Purchase of treasury stock                      (1,590)    (20,990)

Net cash flows from financing activities       752,989     332,322

Net increase (decrease) in cash and
    cash equivalents                          (114,456)    331,048
Cash and cash equivalents at beginning
    of period                                  308,091     142,699

Cash and cash equivalents at end
  of period                                 $  193,635   $  473,747


Supplemental disclosures

Interest paid, net of amount capitalized    $   22,644    $   5,593

Income taxes paid                           $      240    $   5,000

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