Form 10-Q/A
period 1995-05-15
CALIFORNIA ENERGY CO INC
filed 1995-05-18
CIK 720556

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D.C.  20549

                            ______________________

                           FORM 10-Q/A - Amendment 2

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

This Amendment replaces the signatures page which contained an incorrect date.

                                       SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           CALIFORNIA ENERGY COMPANY, INC.

                           /s/    John G. Sylvia
Date: May 15, 1995
                           John G. Sylvia
                           Senior Vice President and
                           Chief Financial Officer


                           /s/    Gregory E. Abel

                           Gregory E. Abel
                           Vice President, Controller and
                           Chief Accounting Officer