Form 10-Q
period 1995-06-30
CALIFORNIA ENERGY CO INC
filed 1995-08-14
CIK 720556

SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON D.C.  20549

                                ______________________

                                       FORM 10-Q

                  Quarterly Report Pursuant to Section 13 or 15(d)
of                           the Securities Exchange Act of 1934

                            For the quarterly period ended

                                    June 30, 1995

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

49,971,545 shares of Common Stock, $0.0675 par value were outstanding as of June 30, 1995.


                            CALIFORNIA ENERGY COMPANY, INC.

                                       Form 10-Q

                                     June 30, 1995
                                     _____________

                                    C O N T E N T S

                            PART I:  FINANCIAL INFORMATION
Page

Item 1.      Financial Statements


Report of Independent Accountants
 3

Consolidated Balance Sheets, June 30, 1995
  and December 31, 1994
 4

Consolidated Statements of Operations for the
  Three Months and Six Months Ended June 30,
  1995 and 1994
 5

Consolidated Statements of Cash Flows for the
  Six Months Ended June 30, 1995 and 1994
 6

Notes to Consolidated Financial Statements
 7

Item 2.      Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations
14


                              PART II:  OTHER INFORMATION

Item 1.      Legal Proceedings
29 Item 2.      Changes in Securities
   29 Item 3.      Defaults on Senior Securities
      29 Item 4.      Submission of Matters to a Vote of
                Security Holders
   29 Item 5.      Other Information
      29 Item 6.      Exhibits and Reports on Form 8-K
         30

Signatures
31

Exhibit Index
32


INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors and Stockholders
California Energy Company, Inc.
Omaha, Nebraska

We have reviewed the accompanying consolidated balance sheet of California Energy Company, Inc. and subsidiaries as of June 30, 1995, and the related consolidated statements of operations for the three month and six month periods ended June 30, 1995 and 1994 and the related consolidated statements of cash flows for the six month periods ended June 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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



DELOITTE & TOUCHE LLP
Omaha, Nebraska
July 27, 1995

                            CALIFORNIA ENERGY COMPANY, INC.

                              CONSOLIDATED BALANCE SHEETS
                       (in thousands, except per share amounts)
                        ________________________________

                                                       June 30
  December 31
   1995            1994
              (unaudited)
                                 ASSETS
Cash and investments                                 $  152,461
   $ 254,004  Joint venture cash and investments
    17,697          54,087  Restricted cash and investments
                 124,292         131,775  Short-term investments
                                31,800          50,000  Accounts
receivable                                      75,916
28,272  Due from joint ventures
1,796               -  Properties and plants, net (Note 3)
          1,562,034         556,992  Equipment, net of depreciation
                          4,436           4,651  Notes receivable -
 joint ventures                        13,416          12,627
Excess of cost over fair
  value of net assets acquired, net                     303,198
           -  Other investments
     2,045           7,688  Deferred charges and other assets
                  73,771          31,049
       Total assets                                  $2,362,862
  $1,131,145

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Accounts payable                                     $      646
  $    1,679  Other accrued liabilities
    58,711          42,658  Project loans
                 367,201         233,080  Construction loans
                                88,870          31,503  Due to
Joint Ventures                                         -
  269  Senior Discount Notes (Note 4)
454,054         431,946  Merger loan (Note 8)
              492,000               -  Convertible debt (Note 5)
                             64,850               -  Convertible
subordinated debentures                     100,000         100,000
Deferred income taxes                                   217,131
      26,568

       Total liabilities                              1,843,463
     867,703

Deferred income                                          19,801
      19,851

Redeemable preferred stock (Note 5)                           -
      63,600

Commitments and contingencies

Stockholders' equity:
Preferred stock - authorized 2,000 shares,
  none issued, no par value                                   -
           -  Common stock - authorized 80,000 shares,
  par value $0.0675 per share, issued and
  outstanding 49,971 and 31,849 shares at
  June 30, 1995 and December 31, 1994,
  respectively (Note 9)                                   3,381
       2,407  Additional paid-in capital
   332,659         100,421  Retained earnings
                 165,148         142,937  Treasury stock - 102 and
3,800 common
  shares at June 30, 1995 and
  December 31, 1994, respectively, at cost               (1,590)
     (65,774)

       Total stockholders' equity                       499,598
     179,991

       Total liabilities and
       stockholders' equity                          $2,362,862
  $1,131,145

      The accompanying notes are an integral part of these financial statements.

                            CALIFORNIA ENERGY COMPANY, INC

                         CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)
                    ________________________________

                                          Three Months Ended
  Six Months Ended
June 30                   June 30
                1995       1994          1995         1994
                                      (unaudited)
(unaudited)
                         Revenues:
   Sales of electricity and steam         $ 81,756   $36,850
$154,734    $67,669     Royalties
4,912         -         8,829          -     Interest and other
income                10,428     8,404        20,218     12,995
      Total revenues                        97,096    45,254
183,781     80,664

Costs and expenses:

   Plant operations                         20,447     7,892
 38,873     14,041     General and administration
4,851     2,941        11,277      6,320     Royalties
                    5,922     2,397        10,336      4,394
Depreciation and amortization            15,641     5,002
29,824      9,800     Interest expense
35,733    17,594        65,295     26,827     Less interest
capitalized                (5,637)   (2,628)      (10,121)
(5,431)

      Total costs and expenses              76,957    33,198
145,484     55,951

Income before income taxes                  20,139    12,056
 38,297     24,713

Provision for income taxes                   6,248     3,677
 11,788      7,727

Income before minority interest
   and extraordinary item                   13,891     8,379
 26,509     16,986

Minority interest                                -         -
  3,005          -

Income before extraordinary item            13,891     8,379
 23,504     16,986

Extraordinary item (less applicable
   income taxes of $945) (Note 7)                -         -
      -     (2,007)

Net income                                  13,891     8,379
 23,504     14,979

Preferred dividends
(paid in kind)* (Note 5)                         -     1,236
  1,080      2,436

Net income available for
common shareholders                        $ 13,891  $ 7,143
$ 22,424    $12,543

Income per share before extraordinary
   item                                    $   .27   $  .20
$   .48    $   .40

Extraordinary item (Note 7)                      -        -
      -       (.06)

Net income per share                       $  0.27   $ 0.20
$   0.48    $  0.34

Average number of common and
common equivalent shares
outstanding                                 52,156    35,883
 46,736     36,827


      The accompanying notes are an integral part of these financial statements.

* Reflects dividends on the Company's Series C Redeemable
Convertible Preferred Stock, which were payable in kind.  The
Series C Stock was exchanged in whole into the Company's
Convertible Debt on March 15, 1995 (see Note 5).

                            CALIFORNIA ENERGY COMPANY, INC.

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                ----------------------


Six Months Ended
                        June 30
                                     1995           1994

(unaudited)
                         Cash flows from operating activities: Net
income                                                  $  23,504
     $ 14,979   Adjustments to reconcile net cash flow from
operating activities:
Depreciation and amortization
29,824          9,800  Amortization of original issue discount
                   22,108         10,850  Amortization of deferred
financing costs                        5,377            957
Provision for deferred income taxes
4,594          2,451  Changes in other items:
Accounts receivable
(17,794)        (8,787) Accounts payable and accrued liabilities
                   (15,041)           396  Deferred income
                                          (50)          (439)
Income tax payable
 -         (3,770)

   Net cash flows from operating activities
52,522         26,437

Cash flows from investing activities:
Capital expenditures relating to power plants
                      and development for existing projects
               (6,823)       (13,903) Acquisition of equipment
                                     (98)          (271) Purchase
of Magma, net of cash acquired                      (906,226)
       -  Upper Mahiao construction
     (62,736)       (12,484) Mahanagdong construction
                        (16,873)          (743) Malitbog
construction                                         (28,412)
       -  Other international development
      (2,812)          (179) Salton Sea expansion construction
                        (27,684)             -  Yuma construction
                                                 -         (5,903)
Pacific Northwest, Nevada and Utah
(1,081)        (4,722) Decrease in short-term investment
                   82,955              -  Decrease (increase) in
restricted cash                          7,483        (50,371)
Decrease in other investments and assets
5,648          7,072

   Net cash flows from investing activities
(956,659)       (81,504)

Cash flows from financing activities:
Proceeds and net benefits from sale of common
   and treasury stock and exercise of options
298,987            319  Repayment of project finance loans
                   (54,924)       (13,800) Construction loan
                                       57,367          5,811
Proceeds from merger loan
500,000              -  Repayment of merger loan
                    (8,000)             -  Deferred financing costs
- Merger loan                        (22,782)             -
Deferred financing costs - Senior Discount Notes
 -        (11,201) Proceeds from issue of Senior Discount Notes
                    -        400,000  Defeasance of Senior Notes
                                       -        (35,730) Increase
in amounts due from joint ventures                    (2,854)
    (300) Purchase of treasury stock
      (1,590)       (49,909)

   Net cash flows from financing activities
766,204        295,190

Net increase (decrease) in cash and
   cash equivalents
(137,933)       240,123  Cash and cash equivalents at beginning of
period              308,091        142,699

Cash and cash equivalents at end of period                $
170,158       $382,822

Supplemental disclosures:

Interest paid, net of amount capitalized                  $
34,886       $ 12,531

Income taxes paid                                         $
6,380       $  3,100


      The accompanying notes are an integral part of these financial statements.

                            CALIFORNIA ENERGY COMPANY, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (in thousands, except per share amounts and per kWh
amounts)
________________________________


1.   General:

In the opinion of management of California Energy Company, Inc. (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1995 and the results of operations for the three and six months ended June 30, 1995 and 1994, and cash flows for the six months ended June 30, 1995 and 1994.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, and its proportionate share of the accounts of the partnerships and joint ventures in which it has invested. The June 30, 1995 financial statements reflect the acquisition of Magma Power Company (See Note 8).

The results of operations for the three and six months ended June
30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

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

On January 1, 1996, the Company intends to adopt Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Management anticipates that the adoption of SFAS No. 121 will not have a material effect on the Company's financial statements.

                            CALIFORNIA ENERGY COMPANY, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (in thousands, except per share amounts and per kWh
amounts)                              -----------------------------
3.     Properties and Plants:

Properties and plants comprise the following:

                                                     June 30
December 31
1995*          1994
        (unaudited)
                        Project costs:
Power plants and gathering systems                 $  953,502
$ 314,027  Wells and resource development
268,065        174,651

                                                    1,221,567
  488,678  Less accumulated depreciation
   and amortization                                  (116,797)
  (90,457)
Net facilities                                      1,104,770
  398,221

Wells and resource construction
   in progress                                            434
      434

       Total project costs                          1,105,204
  398,655

Upper Mahiao construction                             111,290
   48,554  Mahanagdong construction
38,316         21,443  Malitbog construction
          102,201              -  Other international development
                       5,257          2,445  Salton Sea expansion
construction                     112,790              -  Pacific
Northwest                                      47,737
46,620  Nevada and Utah properties costs
39,239         39,275
       Total                                       $1,562,034
$ 556,992

* Property and plant costs include allocated purchase price of the Magma Power Company acquisition.

4.     Senior Discount Notes:

In March 1994, the Company issued $400,000 of 10 1/4% Senior Discount Notes which accrete to an aggregate principal amount of $529,640 at maturity in 2004. The original issue discount (the difference between $400,000 and $529,640) is being amortized from issue date through January 15, 1997, during which time no cash
interest will be paid on the Senior Discount Notes.   be SCE's
Avoided Cost of Energy. For the year ended December 31, 1994, SCE's averaglized, increased to $30,096 in the second quarterr ended June 30, 1995, the Company filed the following:

           (i)      Form 8-K dated May 16, 1995 reporting the
audited                     consolidated balance sheets of Magma
Power Company                     as of December 31, 1994 and 1993,
and the related                     audited consolidated statements
of income and cash                     flows for each of the three
years in the period                     ended December 31, 1994.
The Form 8-K also                     included the unaudited
consolidated balance sheets                     of Magma Power
Company for the quarter ended March                     31, 1995
and 1994, and the related unaudited
consolidated statements of income and cash flows
  for each of the quarterly periods ended March 31, 1995 and 1994.

           (ii) Form 8-K dated June 23, 1995, releasing the Independent Engineer's Report which was prepared
by                     Stone and Webster Engineering Corporation
and                     furnished to prospective investors in
connection                     with the proposed issuance of
$475,000,000 Senior                     Secured Notes and Bonds by
Salton Sea Funding                     Corporation.

           (iii)    Form 8-K dated June 26, 1995 announcing a
planned                     offering of $200,000,000 of its Limited
Recourse                     Senior Secured Notes due 2003 as part
of a                     refinancing of certain indebtedness
incurred in                     connection with the Company's
acquisition of Magma                     Power Company in February
1995.





                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  CALIFORNIA ENERGY COMPANY, INC.


Date: August 15, 1995                   /s/ John G. Sylvia
                                        John G. Sylvia
                                        Senior Vice President and
                                        Chief Financial Officer



                                        /s/ Gregory E. Abel
                                 Gregory E. Abel
                                        Vice President, Controller
and                                         Chief Accounting
Officer


                                     EXHIBIT INDEX

Exhibit
  Page   No.
          No.



  11       Calculation of Earnings Per Share
   33

  15       Awareness Letter of Independent Accountants
   34

  27       Financial Data Schedule
   35