Form 10-Q
period 1995-08-11
CALIFORNIA ENERGY CO INC
filed 1995-11-13
CIK 720556

SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON D.C.  20549

                                ______________________

                                       FORM 10-Q

                  Quarterly Report Pursuant to Section 13 or 15(d) of
                          the Securities Exchange Act of 1934

                            For the quarterly period ended

                                 September 30, 1995

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

50,050,105 shares of Common Stock, $0.0675 par value were outstanding as of September 30, 1995.

                            CALIFORNIA ENERGY COMPANY, INC.

                                       Form 10-Q

                                  September 30, 1995
                                     _____________

                                    C O N T E N T S

                            PART I:  FINANCIAL INFORMATION           Page

Item 1.      Financial Statements

Report of Independent Accountants                                     3

Consolidated Balance Sheets, September 30, 1995
  and December 31, 1994                                               4

Consolidated Statements of Operations for the Three
  Months and Nine Months Ended September 30, 1995 and 1994            5

Consolidated Statements of Cash Flows for the
  Nine Months Ended September 30, 1995 and 1994                       6

Notes to Consolidated Financial Statements                            7

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations           14


                              PART II:  OTHER INFORMATION

Item 1.      Legal Proceedings                                       30
Item 2.      Changes in Securities                                   30
Item 3.      Defaults on Senior Securities                           30
Item 4.      Submission of Matters to a Vote of
             Security Holders                                        30
Item 5.      Other Information                                       30
Item 6.      Exhibits and Reports on Form 8-K                        30

Signatures                                                           32

Exhibit Index                                                        33

INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors and Stockholders
California Energy Company, Inc.
Omaha, Nebraska

We have reviewed the accompanying consolidated balance sheet of California Energy Company, Inc. and subsidiaries as of September 30, 1995, and the related consolidated statements of operations for the three month and nine month periods ended September 30, 1995 and 1994 and the related consolidated statements of cash flows for the nine month periods ended September 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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



DELOITTE & TOUCHE LLP
Omaha, Nebraska
October 19, 1995

                            CALIFORNIA ENERGY COMPANY, INC.

                              CONSOLIDATED BALANCE SHEETS
                       (in thousands, except per share amounts)
                           ________________________________

                                                    September 30     December 31
                                                        1995            1994
                                                     (unaudited)
ASSETS

Cash and investments                                 $  157,393       $ 254,004
Joint venture cash and investments                       34,097          54,087
Restricted cash and investments                         184,119         131,775
Short-term investments                                   41,592          50,000
Accounts receivable                                      81,255          28,272
Due from joint ventures                                   7,201               -
Properties and plants, net (Note 3)                   1,673,585         556,992
Equipment, net of depreciation                            4,090           4,651
Notes receivable - joint ventures                        13,835          12,627
Excess of cost over fair
  value of net assets acquired, net                     301,284               -
Deferred charges and other assets                        81,353          38,737

       Total assets                                  $2,579,804      $1,131,145

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Accounts payable                                     $      868      $    1,679
Other accrued liabilities                                73,810          42,658
Project loans                                           268,362         233,080
Construction loans                                      154,819          31,503
Due to joint ventures                                         -             269
Senior discount notes (Note 4)                          465,673         431,946
Convertible debt (Note 5)                                64,850               -
Convertible subordinated debentures                     100,000         100,000
Limited recourse senior secured notes (Note 11)         200,000               -
Salton Sea notes and bonds (Note 11)                    475,000               -
Deferred income taxes                                   229,360          26,568

       Total liabilities                              2,032,742         867,703

Deferred income                                          19,820          19,851

Redeemable preferred stock (Note 5)                           -          63,600

Commitments and contingencies

Stockholders' equity:
Preferred stock - authorized 2,000 shares,
  none issued                                                 -               -
Common stock - authorized 80,000 shares,
  par value $0.0675 per share, issued and
  outstanding 50,050 and 31,849 shares at
  September 30, 1995 and December 31, 1994,
  respectively (Note 10)                                  3,386           2,407
Additional paid-in capital                              332,880         100,421
Retained earnings                                       192,510         142,937
Treasury stock - 99 and 3,800 common
  shares at September 30, 1995 and
  December 31, 1994, respectively, at cost               (1,534)        (65,774)

       Total stockholders' equity                       527,242         179,991

       Total liabilities and
       stockholders' equity                          $2,579,804      $1,131,145


 The accompanying notes are an integral part of these financial statements.


                            CALIFORNIA ENERGY COMPANY, INC

                         CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands, except per share amounts)
                           ________________________________

                                   Three Months Ended         Nine Months Ended
                                             September 30              September 30
                                            1995       1994          1995         1994
                                             (unaudited)               (unaudited)
Revenues:

   Sales of electricity and steam         $102,423   $49,498      $257,157   $117,208
   Royalties                                 5,372         -        14,201          -
   Interest and other income                11,922     9,026        32,140     21,980

      Total revenues                       119,717    58,524       303,498    139,188

Costs and expenses:

   Plant operations                         22,458     9,846        61,331     23,887
   General and administration                4,600     3,216        15,877      9,536
   Royalties                                 7,913     3,504        18,249      7,898
   Depreciation and amortization            17,210     5,639        47,034     15,439
   Interest expense                         34,229    17,653        99,524     44,480
   Less interest capitalized                (6,512)   (2,087)      (16,633)    (7,518)

      Total costs and expenses              79,898    37,771       225,382     93,722

Income before income taxes                  39,819    20,753        78,116     45,466

Provision for income taxes                  12,457     6,340        24,245     14,067

Income before minority interest
   and extraordinary item                   27,362    14,413        53,871     31,399

Minority interest                                -         -         3,005          -

Income before extraordinary item            27,362    14,413        50,866     31,399

Extraordinary item (less applicable
   income taxes of $945) (Note 8)                -         -             -     (2,007)

Net income                                  27,362    14,413        50,866     29,392

Preferred dividends
(paid in kind)* (Note 5)                         -     1,275         1,080      3,711

Net income available for
common shareholders                        $ 27,362  $13,138      $ 49,786    $25,681

Income per share before extraordinary
   item                                    $  0.52   $ 0.38        $  1.02    $  0.77

Extraordinary item (Note 8)                      -        -              -      (0.06)

Net income per share - primary             $  0.52   $ 0.38       $   1.02    $  0.71

Net income per share - fully
   diluted (Note 7)                        $  0.48   $ 0.36       $   0.96    $  0.70

Average number of common and
common equivalent shares
outstanding - primary                       53,080    34,831        48,861     36,174

Fully diluted shares                        61,518    39,462        56,829     40,619

  The accompanying notes are an integral part of these financial statements.

* Reflects dividends on the Company's Series C Redeemable Convertible Preferred Stock, which were payable in kind. The Series C Stock was exchanged in whole into the Company's Convertible Debt on March 15, 1995 (see Note 5).

                            CALIFORNIA ENERGY COMPANY, INC

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (in thousands, except per share amounts)
                           ________________________________

                                                                 Nine Months Ended
                                                                   September 30
                                                               1995            1994
                                                                    (unaudited)
Cash flows from operating activities:
Net income                                                  $  50,866       $ 29,392
Adjustments to reconcile net cash flow from
  operating activities:
Depreciation and amortization                                  47,034         15,439
Amortization of original issue discount                        33,727         21,375
Amortization of deferred financing costs                        6,671          1,421
Provision for deferred income taxes                            16,823          6,464
Changes in other items:
  Accounts receivable                                         (23,133)       (12,243)
  Accounts payable and accrued liabilities                        383          3,905
  Deferred income                                                 (31)          (507)
  Income tax payable                                                -         (3,413)

       Net cash flows from operating activities               132,340         61,833

Cash flows from investing activities:
Capital expenditures relating to power plants
  and development for existing projects                       (13,897)       (19,247)
Acquisition of equipment                                         (982)          (411)
Purchase of Magma, net of cash acquired                      (906,226)             -
Upper Mahiao construction                                    (118,737)       (34,584)
Mahanagdong construction                                      (33,961)       (11,053)
Malitbog construction                                         (56,110)             -
Other international development                                (6,189)        (1,204)
Salton Sea expansion construction                             (38,894)             -
Pacific Northwest, Nevada and Utah                             (3,703)        (6,782)
Yuma construction                                                   -         (5,611)
Decrease in short-term investment                              73,163              -
Increase in restricted cash                                   (52,344)       (79,275)
Decrease (increase) in other investments and assets            10,118         (4,371)

       Net cash flows from investing activities            (1,147,762)      (162,538)

Cash flows from financing activities:
Proceeds and net benefits from sale of common
  and treasury stock and exercise of options                  299,269            677
Repayment of project loans                                   (153,763)       (13,800)
Construction loan                                             123,316         21,079
Proceeds from limited recourse senior secured notes           200,000              -
Proceeds from Salton Sea notes and bonds                      475,000              -
Proceeds from merger loan                                     500,000              -
Repayments of merger loan                                    (500,000)             -
Deferred financing costs                                      (34,733)       (11,201)
Increase in amounts due from joint ventures                    (8,678)        (1,220)
Purchase of treasury stock                                     (1,590)       (58,362)
Proceeds from issue of senior discount notes                        -        400,000
Defeasance of senior notes                                          -        (35,730)

       Net cash flows from financing activities               898,821        301,443

Net increase (decrease) in cash and
  cash equivalents                                           (116,601)       200,738
Cash and cash equivalents at beginning of period              308,091        142,699

Cash and cash equivalents at end of period                $   191,490       $343,437

Supplemental disclosures:

Interest paid, net of amount capitalized                  $    53,025       $ 14,494

Income taxes paid                                         $     6,359       $  5,070


 The accompanying notes are an integral part of these financial statements.

                            CALIFORNIA ENERGY COMPANY, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except per share amounts and per kWh amounts)
                           ________________________________


1.   General:

In the opinion of management of California Energy Company, Inc. (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1995 and the results of operations for the three and nine months ended September 30, 1995 and 1994, and cash flows for the nine months ended September 30, 1995 and 1994.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, and its proportionate share of the accounts of the partnerships and joint ventures in which it has invested. The September 30, 1995 financial statements reflect the acquisition of Magma Power Company (See Note 9).

The results of operations for the three and nine months ended
September 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

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


                            CALIFORNIA ENERGY COMPANY, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except per share amounts and per kWh amounts)


3.     Properties and Plants:

Properties and plants comprise the following:

                                                  September 30    December 31
                                                      1995           1994
                                                   (unaudited)
Project costs:
Power plants and gathering systems*                $  955,262      $ 314,027
Wells and resource development*                       273,374        174,651

                                                    1,228,636        488,678
Less accumulated depreciation
   and amortization                                  (130,316)       (90,457)

Net facilities                                      1,098,320        398,221

Wells and resource construction
   in progress                                            439            434

       Total project costs                          1,098,759        398,655

Upper Mahiao construction                             167,291         48,554
Mahanagdong construction                               55,404         21,443
Malitbog*                                             129,899              -
Other international development                         8,634          2,445
Salton Sea expansion*                                 124,000              -
Pacific Northwest                                      50,090         46,620
Nevada and Utah properties costs                       39,508         39,275

       Total                                       $1,673,585      $ 556,992

* Values reflect utilization of purchase accounting treatment with respect to the allocated purchase price for the Magma Power Company acquisition.

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


                            CALIFORNIA ENERGY COMPANY, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (in thousands, except per share and per kWh data)
                                  __________________


5.     Exchange of Preferred Stock:

On November 19, 1991, the Company sold one thousand shares of convertible preferred stock, Series C, at $50,000 per share to Kiewit Energy, in a private placement. Each share of the Series C preferred stock was convertible at any time at $18.375 per common share into two thousand seven hundred and twenty-one shares of common stock subject to customary adjustments. The Series C preferred stock had a dividend rate of 8.125%, commencing March 15, 1992 through conversion date or December 15, 2003. The dividends, which were cumulative, were payable quarterly in convertible preferred stock, Series C, through March 15, 1995 and in cash on subsequent dividend dates.

Pursuant to the terms of the Securities Purchase Agreement, the Company exercised its rights to exchange the preferred stock, Series C, on March 15, 1995 for $64,850 principal amount 9.5% convertible subordinated debenture of the Company due 2003.

6.     Income Taxes:

The Company's effective tax rate continues to be less than the statutory rate primarily due to the depletion deduction and the generation of energy tax credits in 1995. The significant components of the deferred tax liability are the temporary differences between the financial reporting basis and income tax basis of the power plant and the well and resource development costs, and in addition, the offsetting benefits of operating loss carryforwards and investment and geothermal energy tax credits.
The income tax provision for the nine months ended September 30, 1995, is approximately one third current tax expense and two thirds deferred tax expense.

7.     Earnings Per Share:

Fully diluted earnings per share assumes the conversion of the convertible debt into 3,529,137 common shares at a conversion price of $18.375 per share, the conversion of the Convertible Subordinated Debentures into 4,444,444 common shares at a conversion price of $22.50 per share and the exercise of all stock options outstanding at their option prices, with the option exercise proceeds used to repurchase shares of common stock at the ending market price for fully diluted earnings per share. For primary earnings per share, shares of common stock are assumed to be repurchased at the average price for the period.

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

9.     Purchase of Magma Power Company:

On January 10, 1995, the Company acquired approximately 51% of the outstanding shares of common stock of Magma Power Company (the "Magma Common Stock") through a cash tender offer (the "Magma Tender Offer") and completed the Magma Acquisition on February 24, 1995 by acquiring the approximately 49% of the outstanding shares of Magma common stock not owned by the Company through a merger. Magma Power Company ("Magma") is engaged in independent power operations similar to those of the Company. The transaction was accounted for as a purchase. The results of operations of the Company include the results of operations of Magma from January 10, 1995, to September 30, 1995 adjusted for the Company's percentage ownership during that time period. The excess of cost over fair value of net assets acquired in connection with the Magma Acquisition is being amortized using the straight line method over 40 years. The Magma Tender Offer was financed with a $245,600 facility from Credit Suisse (the "Tender Facility"). Loans under the Tender Facility were made to the Company on a non-recourse basis, secured by the Magma stock acquired, and the Company lent the proceeds of such loans to Magma in exchange for a secured term note from Magma (the "Tender Note"). The loans under the Tender Facility were repaid from funds received from the Merger Facilities, described below.

A total of approximately $957,000 was required to refinance the Tender Facilities and to complete the Magma Acquisition.


                            CALIFORNIA ENERGY COMPANY, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (in thousands, except per share and per kWh data)
                                  ___________________


9.     Purchase of Magma Power Company: (continued)

Secured bank financing in the amount of $500,000 was provided by Credit Suisse (the "Merger Facilities") on specified terms and subject to customary conditions. Such funds, together with the net proceeds of a public equity offering (see Note 10) and general corporate funds of the Company, were used to complete the Magma Acquisition.

In July 1995, the Company retired the entire outstanding balance of the Merger facilities from proceeds received through the issuance of notes and bonds as described in Note 11.

Unaudited proforma combined revenue, net income and primary earnings per share of the Company and Magma for the nine months ended September 30, 1995 as if the acquisition had occurred at the beginning of the year after giving effect to certain proforma adjustments related to the acquisition were $305,423, $49,798 and $0.95, respectively, compared to $278,947, $46,638 and $0.86 for the same period last year.

10.    Equity Offering:

Simultaneous with the acquisition of the remaining equity interest of Magma on February 24, 1995, the Company completed a public offering (the "Offering") of 18,170 shares of common stock, which amount included a direct sale by the Company to Peter Kiewit Sons, Inc. of 1,500 shares and the exercise of underwriter over-allotment options for 1,500 shares, at a price of $17.00 per share. The Company received net proceeds of $300,388 from the Offering.

11.  Debt Offerings:

On July 21, 1995 the Company issued $200,000 of 9 7/8% Limited Recourse Senior Secured Notes Due 2003 (the "Notes"). Interest on the Notes is payable on June 30 and December 30 of each year, commencing December 1995. The Notes are secured by an assignment and pledge of 100% of the outstanding capital stock of Magma and are recourse only to such Magma capital stock, the Company's interest in a secured Magma note and general assets of the Company equal to the Restricted Payment Recourse Amount (as defined in the Note Indenture).


                            CALIFORNIA ENERGY COMPANY, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (in thousands, except per share and per kWh data)
                                  __________________


Debt Offerings: (continued)

At any time or from time to time on or prior to June 30, 1998, the Company may, at its option, use all or a portion of the net cash proceeds of a Company equity offering (as defined in the Note Indenture) and shall at any time use all of the net cash proceeds of any Magma equity offering (as defined in the Note Indenture) to redeem up to an aggregate of 35% of the principal amount of the Notes originally issued at a redemption price equal to 109.875% of the principal amount thereof plus accrued interest to the redemption date. On or after June 30, 2000, the Notes are redeemable at the option of the Company, in whole or in part, initially at a redemption price of 104.9375% declining to 100% on June 30, 2002 and thereafter, plus accrued interest to the date of redemption.

Concurrent with the issuance of the Notes, the Company through its wholly owned subsidiary, Salton Sea Funding Corporation ("Funding Corporation"), completed a sale to institutional buyers of $475,000 principal amount of Salton Sea Notes and Bonds, which are nonrecourse to the Company. These debt securities were rated Baa3 by Moody's and BBB by Standard & Poor's. The Funding Corporation debt securities were offered in three tranches as follows:

$232,750 6.69% Senior Secured Series A Notes Due May 30, 2000
$133,000 7.37% Senior Secured Series B Bonds Due May 30, 2005
$109,250 7.84% Senior Secured Series C Bonds Due May 30, 2010

The Salton Sea Notes and Bonds are secured by the Company's three existing Salton Sea plants, the 40 MW Salton Sea expansion plant as well as an assignment of the right to receive various royalties payable to Magma in connection with its Imperial Valley properties and distributions from the Partnership Projects. In connection with the Salton Sea debt issuance, the Company has, subject to certain conditions, committed to fund any costs of construction in connection with the construction of the Salton Sea Expansion project over and above the initial budgeted amount of $135,000 in the event such budgeted amount is insufficient to cause substantial completion of the expansion project prior to January 1, 1998.

Each of the Company's direct or indirect subsidiaries is organized as a legal entity separate and apart from the Company and its other subsidiaries. It should not be assumed that any asset of any such subsidiary will be available to satisfy the obligations of the

                            CALIFORNIA ENERGY COMPANY, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (in thousands, except per share and per kWh data)
                                  ___________________


Debt Offerings: (continued)

Company or any of its other such subsidiaries; provided, however, that unrestricted cash or other assets which are available for distribution may, subject to applicable law and the terms of financing arrangements of such parties, be advanced, loaned, paid as dividends or otherwise distributed or contributed to the Company or affiliates thereof. Substantially all of the assets of each subsidiary listed below (except Vulcan/BN Geothermal Power Company and certain other subsidiaries involved in project financing activities) have been encumbered to secure obligations owed to the creditors of such subsidiary:

Fish Lake Power Company
Salton Sea Brine Processing L.P.
Salton Sea Power Generation L.P.
Vulcan Power Company
California Energy Operating Company
Salton Sea Funding Corporation
Salton Sea Power Company
Salton Sea Royalty Company
Vulcan/BN Geothermal Power Company
Del Ranch, L.P.
Elmore, L.P.
Leathers, L.P.

The net proceeds of the Notes and the Salton Sea Notes and Bonds were used to (a) repay the outstanding balance of the Merger Facilities (b) refinance approximately $102,000 of existing indebtedness of the Salton Sea Projects, and (c) provide funding for the Salton Sea Expansion in the amount of $115,000. Pursuant to the Depositary Agreement, Funding Corporation established a debt service reserve fund in the form of a letter of credit in the initial amount of $50,000 from which scheduled interest and principal payments can be made.

Annual repayment of the Notes and the Salton Sea Notes and Bonds for the years beginning January 1, 1995 are as follows:

              1995                     22,912
              1996                     48,106
              1997                     64,378
              1998                     74,938
              1999                     35,108
              Thereafter              429,558

                           CALIFORNIA ENERGY COMPANY, INC.

                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   (in thousands, except per share and per kWh data)
                                  ___________________


Results of Operations:

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operations during the periods included in the accompanying statements of operations.

For purposes of consistent financial presentation, plant capacity factors for Navy I, Navy II, and BLM (collectively the Coso Project), are based upon a capacity amount of 88 gross MW/80 net MW for each plant. Plant capacity factors for Vulcan, Del Ranch, Elmore, Leathers, (collectively the Partnership Project) are based on contract nameplate amounts of 34, 38, 38, and 38 net MW respectively, and for Salton Sea I and II, and Salton Sea III plants (collectively the Salton Sea Project), are also based on contract nameplate amounts of 30, and 49.8 net MW respectively. Each plant possesses an operating margin which periodically allows for production in excess of the amount listed above. Utilization of this operating margin is based upon a variety of factors and can be expected to vary between calendar quarters, under normal operating conditions.

The Coso Project and the Partnership Project sell all electricity generated by the respective plants pursuant to seven long-term SO4 Agreements between the project and SCE. These SO4 Agreements provide for capacity payments, capacity bonus payments and energy payments. SCE makes fixed annual capacity payments to the projects, and to the extent that capacity factors exceed certain benchmarks is required to make capacity bonus payments. The price for capacity and capacity bonus payments is fixed for the life of the SO4 Agreements. Energy is sold at increasing fixed rates for the first ten years of each contract and thereafter at SCE's Avoided Cost of Energy.

The fixed price periods of the Coso Project SO4 Agreements extend until August 1997, March 1999 and January 2000 for each of the Navy I, BLM and Navy II Partnerships, respectively, at rates ranging from 11.0 cents per kWh in 1994 to 14.6 cents in 2000.

The fixed price periods of the Partnership Project SO4 Agreements extend until February 1996, December 1998, December 1998, and
December 1999 for each of the Vulcan, Del Ranch, Elmore and
Leathers Partnerships, respectively, at rates ranging from 10.9 cents per kWh in 1994 to 15.6 cents per kWh in 1999.

                            CALIFORNIA ENERGY COMPANY, INC.

                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   (in thousands, except per share and per kWh data)
                                  ___________________


Result of Operations (continued)

The Salton Sea I Project sells electricity to SCE pursuant to a 30-year negotiated power purchase agreement, as amended (the "Salton
Sea I PPA"), which provides for capacity and energy payments. The initial contract capacity and contract nameplate are each 10 MW.
The contract capacity payment adjusts quarterly based on a basket of energy indices for the term of the Salton Sea I PPA. The energy payment is calculated using a Base Price (defined as the initial value of the energy payment of 4.701 cents per kWh for the second quarter of 1992), which is subject to quarterly adjustments based on a basket of indices. The time period weighted average energy payment for Unit 1 was 5.1 cents per kWh during 1994. As the Salton Sea I PPA is not an SO4 Agreement, the energy payments do not revert to SCE's Avoided Cost of Energy.

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


Result of Operations (continued)

For the year ended December 31, 1994, SCE's average Avoided Cost of Energy was 2.5 cents per kWh which is substantially below the contract energy prices earned for the nine months ended September 30, 1995. Estimates of SCE's future Avoided Cost of Energy vary substantially from year to year. The Company cannot predict the likely level of Avoided Cost of Energy prices under the SO4 Agreements and the modified SO4 Agreements at the expiration of the scheduled payment periods. The revenues generated by each of the projects operating under SO4 Agreements could decline significantly after the expiration of the respective scheduled payment periods.

Sales of electricity and steam increased to $102,423 in the third quarter of 1995 from $49,498 in the third quarter of 1994, a 106.9% increase. This improvement was primarily due to the addition of production from the Partnership and Salton Sea Projects as a result of the acquisition of Magma Power Company in the first quarter of 1995, an increase in the Coso Project's electric kilowatt hour sales to 594.7 million kWh from 580.4 million kWh, and an increased price per kWh in accordance with the SO4 Agreements.

The following operating data represent the aggregate capacity and electricity production of the Coso Project:

                         Three Months Ended                  Nine Months Ended
                            September 30                       September 30
                          1995          1994               1995            1994
Overall capacity
  factor                112.2%        109.5%              109.5%          105.5%

kWh produced
  (in thousands)        594,700       580,400            1,721,600       1,659,400

Installed capacity
  NMW (average)           240           240                  240            240

The Navy I plant capacity factor was 115.2% in the third quarter of 1995 compared to 115.5% in the third quarter of 1994. For the nine months ended September 30, the Navy I plant capacity factor was 111.3% in 1995 compared to 114.6% for the same period in 1994.
Navy I output was reduced in the second quarter of 1995 due to a scheduled overhaul of one of its turbines. The Navy II plant capacity factor was 112.8% in the third quarter of 1995 compared to 113.2% in the third quarter of 1994. For the nine months ended


                            CALIFORNIA ENERGY COMPANY, INC.

                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   (in thousands, except per share and per kWh data)
                                  ___________________


Result of Operations (continued)

September 30, the Navy II plant capacity factor was 110.9% in 1995 compared to 103.5% for the same period in 1994. Navy II output in the first quarter 1994 was reduced due to the scheduled overhaul of its three turbines. The BLM plant capacity factor was 108.7% in the third quarter of 1995 compared to 99.8% for the same period in 1994. For the nine months ended September 30, 1995, the BLM plant capacity factor was 106.3% compared to 98.5% for the same period in 1994. Technology enhancements to the BLM plant in the third quarter 1994 have allowed it to process its existing steam more efficiently. Also, a steam transfer system began operating in the third quarter of 1995 resulting in increased production at the BLM plant. The steam transfer system will allow increased operational flexibility for the three facilities at the Coso project.

The following operating data represent the aggregate capacity and electricity production of the Partnership Project:

                         Three Months Ended                  Nine Months Ended
                            September 30                       September 30
                          1995          1994               1995            1994
Overall capacity
  factor                108.0%        107.9%              106.0%          105.0%

kWh produced
  (in thousands)        352,970       352,564            1,027,620       1,017,707

Installed capacity
  NMW (average)           148           148                  148            148

The overall capacity factor for the Partnership Project has marginally increased for the three and nine months ended September 30, 1995 compared to the same periods in 1994 as a result of increased production at the projects.

The following operating data represent the aggregate capacity and electricity production of the Salton Sea Project:

                         Three Months Ended                 Nine Months Ended
                            September 30                       September 30
                          1995          1994               1995            1994
Overall capacity
  factor                 93.9%         92.0%               86.3%           90.8%

kWh produced
  (in thousands)        165,400       162,059             451,400         474,704

Installed capacity
  NMW (average)           79.8          79.8                79.8            79.8


                            CALIFORNIA ENERGY COMPANY, INC.

                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   (in thousands, except per share and per kWh data)
                                  ___________________


Results of Operations: (continued)

The overall capacity factor for the Salton Sea Project has increased for the three months ended September 30, 1995 compared to the same period in 1994 as a result of increased production at the Salton Sea Project. The overall capacity factor for the nine months ended September 30, 1995 decreased compared to the same period in 1994 as a result of the scheduled turbine overhauls at the Salton Sea III facility.

Roosevelt Hot Springs steam field supplied 100% of customer power plant steam requirements in the third quarter of 1995. The Company has approximately 70% interest in the Roosevelt Hot Springs field. The Desert Peak power plant operated above its nine net megawatt capacity in the third quarter of 1995. The Yuma power plant availability was effectively 100% during the third quarter 1995 and delivered an average of 95.2% of its 50 net MW plant capacity.

The Company received royalty income of $5,372 and $14,201 in the third quarter of 1995 and for the nine months ended September 30, 1995, respectively. The increase is a result of the acquisition of Magma Power Company which receives royalty income from the Partnership Project, East Mesa Project and the Mammoth Project.

Interest and other income increased in the third quarter of 1995 to $11,922 from $9,026 for the same period in 1994. For the nine months ended September 30, interest and other income increased to $32,140 in 1995 from $21,980 for the same period in 1994. The increase reflects management fee income received from the Partnership Project partially offset by lower interest income due to lower cash and investment balances.

Plant operations, general and administration, royalties, depreciation and net interest expense all increased due primarily to the addition of Magma's results of operations in 1995. In addition, Yuma commenced operations in June of 1994 and its operating results are fully included for the nine months ended September 30, 1995.

                            CALIFORNIA ENERGY COMPANY, INC.

                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   (in thousands, except per share and per kWh data)
                                  ___________________


Results of Operations: (continued)

The Company's expenses as a percentage of sales of electricity and steam were as follows:

                                        Three Months Ended          Nine Months Ended
                                           September 30               September 30
                                      1995          1994           1995         1994
Plant operations (net of
Yuma fuel cost)                        20.5%         15.9%          22.3%        18.2%

General and administration              4.5%          6.5%           6.2%         8.1%

Royalties                               7.7%          7.1%           7.1%         6.7%

Depreciation and
amortization*                          16.8%         11.4%          18.3%        13.2%

Interest (less amounts
capitalized)                           27.1%         31.4%          32.2%        31.5%

                                       76.6%         72.3%          86.1%        77.7%

* Depreciation and amortization in 1995 includes amortization of allocated purchase price.

Plant operations costs increased in the third quarter of 1995 to $22,458 from $9,846 for the same period in 1994, a 128.1% increase. For the nine months ended September 30, plant operations costs increased to $61,331 in 1995 from $23,887 for the same period in 1994, a 156.8% increase. Plant operations costs for the plants the Company owned in 1994 decreased 11.1% and 6.6% for the quarter and nine month period ended September 30, 1995, respectively. The addition of Partnership and Salton Sea projects operations and the commencement of the Yuma Project (including fuel purchases) resulted in the additional plant operations costs.

General and administration costs increased to $4,600 in the third quarter of 1995 from $3,216 in the third quarter of 1994, a 43.0% increase. For the nine months ended September 30, general and administration costs increased to $15,877 in 1995 from $9,536 in 1994, a 66.5% increase. These increases are a result of the Company's acquisition of Magma Power Company.


                            CALIFORNIA ENERGY COMPANY, INC.

                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   (in thousands, except per share and per kWh data)
                                  ___________________


Results of Operations: (continued)

Royalty costs increased to $7,913 in the third quarter of 1995 from $3,504 in the third quarter of 1994, a 125.8% increase. For the nine months ended September 30, royalties increased to $18,249 in 1995 from $7,898 in 1994, a 131.1% increase. The increases were due to the addition of the Imperial Valley projects, increased revenue from the plants the Company owned in 1994 and scheduled royalty increases associated with such plants.

Depreciation and amortization increased to $17,210 in the third quarter of 1995 from $5,639 in the third quarter of 1994, a 205.2% increase. For the nine months ended September 30, depreciation and amortization increased to $47,034 in 1995 from $15,439 in 1994, a 204.6% increase. The increases were due to depreciation and amortization from the Imperial Valley projects and amortization of excess of cost over fair value of net assets acquired in connection with the purchase of Magma Power Company.

Interest expense, less amounts capitalized, increased to $27,717 in the third quarter of 1995 from $15,566 in the third quarter of 1994, a 78.1% increase. For the nine months ended September 30, interest expense, less amounts capitalized, increased to $82,891 in 1995 from $36,962 in 1994, a 124.3% increase. The increase was primarily due to the interest expense on the debt used to finance the Magma Acquisition, the increase in the original issue discount amortization on the Senior Discount Notes issued in March 1994 and interest expense on the convertible debt, partially offset by the defeasance of the Senior Notes in March 1994.

The provision for income taxes increased to $12,457 in the third quarter of 1995 from $6,340 in the third quarter of 1994, a 96.5% increase. For the nine months ended September 30, the provision for income taxes increased to $24,245 in 1995 from $14,067 in 1994, a 72.4% increase. The increases are due to higher income before taxes. The Company's effective rate continues to be less than the expected statutory rate primarily due to the percentage depletion deduction and energy tax credits generated in the current year.

Income before minority interest and extraordinary item increased to $27,362 in the third quarter of 1995, compared to $14,413 for the same period last year, an 89.8% increase. For the nine months

                            CALIFORNIA ENERGY COMPANY, INC.

                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   (in thousands, except per share and per kWh data)
                                  ___________________


Results of Operations: (continued)

ended September 30, income before minority interest and extraordinary item increased to $53,871 in 1995 from $31,399 in the same period last year a 71.6% increase. Net income available for common shareholders in the third quarter of 1995 increased to $27,362 or $.52 per share from $13,138 or $.38 per share in the third quarter of 1994. Net income available for common shareholders for the nine months ended September 30, increased to $49,786 in 1995 or $1.02 per share from $25,681 or $.71 per share for the same period in 1994. Without the effect of the extraordinary item, net income available to common shareholders for the nine months ended September 30, 1994 would have been $.77 per common share.

Liquidity and Capital Resources:

The Company's cash and investments were $157,393 at September 30, 1995 as compared to $254,004 at December 31, 1994. In addition, the Company's share of Coso and Magma cash and investments retained in project control accounts at September 30, 1995 and December 31, 1994 was $34,097 and $54,087, respectively. Distributions out of the Coso Project control account are made monthly to the Company for operation and maintenance and capital costs and semiannually to each Coso Joint Venture partner for profit sharing under a prescribed calculation subject to mutual agreement by the partners. Similarly, distributions out of the Magma Project control accounts are made monthly for management fees, royalties and reimbursement of operating costs and semi-annually to each Magma joint venture partner for profit sharing. In addition, the Company recorded separately restricted cash and investments of $184,119 and $131,775 at September 30, 1995 and December 31, 1994, respectively. The restricted balances consist primarily of amounts deposited in restricted accounts from which the Company will source its equity contribution requirements relating to the Salton Sea expansion, Upper Mahiao, Mahanagdong and Malitbog projects and of its proportionate share of Coso Project cash reserves for a debt service reserve fund. The Coso Project established these reserves in conjunction with the refinancing of its previous bank debt. Also, as of September 30, 1995 and December 31, 1994, the Company had $41,592 and $50,000, respectively, of short term investments.

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

As of September 30, 1995 the Company has repurchased 99 shares of its common stock at a cost of $1,534. This repurchase provides shares for issuance under the Company's employee stock option and share purchase plans and other outstanding convertible securities. The shares may also be used for any future convertible securities or employee benefit plans.

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

A total of approximately $957,000 was required to refinance the Tender Facilities and to complete the Magma Acquisition. Secured bank financing in the amount of $500,000 was provided by Credit Suisse (the "Merger Facilities") on specified terms and subject to customary conditions. Such funds, together with the net proceeds of the Offering and over-allotment, the proceeds of the Direct Sale and general corporate funds of the Company, were used to complete the Magma Acquisition.

In July 1995 the Company retired the outstanding balance of the Merger facilities in the amount of $492,000 from proceeds received through the issuance of notes and bonds as described below.

On July 21, 1995 the Company issued $200,000 of 9 7/8% Limited
Recourse Senior Secured Notes Due 2003 (the "Notes"). The Notes are secured by an assignment and pledge of 100% of the outstanding capital stock of Magma.

On or prior to June 30, 1998, the Company may, at its option, redeem up to an aggregate of 35% of the principal amount of the Notes originally issued at a redemption price equal to 109.875% of the principal amount thereof plus accrued interest to the redemption date. The Notes are redeemable at the option of the Company, in whole or in part, at the redemption prices of 104.9375%, 102.46875% and 100%, on or after June 30, 2000, 2001 and
2002, respectively, plus accrued interest to the date of redemption.

Concurrent with the issuance of the Notes, the Company through its wholly owned subsidiary, Salton Sea Funding Corporation, completed a sale to institutional buyers of $475,000 principal amount of Senior Secured Notes and Bonds, which are nonrecourse to the Company. The Funding Corporation debt securities were offered in three tranches as follows:

                            CALIFORNIA ENERGY COMPANY, INC.

                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   (in thousands, except per share and per kWh data)
                                  ___________________


Liquidity and Capital Resources: (continued)

$232,750 6.69% Senior Secured Series A Notes Due May 30, 2000
$133,000 7.37% Senior Secured Series B Bonds Due May 30, 2005
$109,250 7.84% Senior Secured Series C Bonds Due May 30, 2010

The net proceeds of the Notes and the Salton Sea Notes and Bonds were used to (a) repay the outstanding balance of the Merger
Facilities (b) refinance approximately $102,000 of existing indebtedness of the Salton Sea Projects, and (c) finance the Salton Sea Expansion in the amount of $115,000. Pursuant to the Depositary Agreement, Funding Corporation established a debt service reserve fund in the form of a letter of credit in the initial amount of $50,000 from which scheduled interest and principal payments can be made.

Annual repayment of the Notes and the Salton Sea Notes and Bonds for the years beginning January 1, 1995 are as follows:

              1995                     22,912
              1996                     48,106
              1997                     64,378
              1998                     74,938
              1999                     35,108
              Thereafter              429,558

The Company is actively seeking to develop, construct, own and operate new power projects utilizing geothermal and other technologies, both domestically and internationally, the completion of any of which is subject to substantial risk. Development can require the Company to expend significant sums for preliminary engineering, field development, permitting, legal and other financing related costs. The Company's future growth is dependent, in large part, upon the demand for significant amounts of additional electrical generating capacity and the Company's ability to obtain contracts to supply portions of this capacity. There can be no assurance that development, financing or construction efforts on any particular project, or the Company's efforts generally, will be successful.

The Company believes that the international independent power market holds the majority of new opportunities for financially attractive private power development in the next several years. The financing, construction and development of projects outside the

                            CALIFORNIA ENERGY COMPANY, INC.

                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   (in thousands, except per share and per kWh data)
                                  ___________________


Liquidity and Capital Resources: (continued)

United States entail significant political and financial risks (including, without limitation, uncertainties associated with first time privatization efforts in the countries involved, currency exchange rate fluctuations, currency repatriation restrictions, political instability, civil unrest and expropriation) and other structuring issues that have the potential to cause substantial delays or material impairment of value to the project being developed, which the Company may not be fully capable of insuring against. The uncertainty of the legal environment in certain foreign countries in which the Company may develop or acquire projects could make it more difficult for the Company to enforce its rights under agreements relating to such projects. In addition, the laws and regulations of certain countries may limit the ability of the Company to hold a majority interest in some of the projects that it may develop or acquire. The Company's international projects may, in certain cases, be terminated by a government.

In April 1994, the Company closed the financing for the 128 GMW Upper Mahiao geothermal power project located in the Philippines. The total project cost for the facility is approximately $218,000. The Company will supply approximately $56,000 of equity and project debt financing will constitute the balance of approximately $162,000. A syndicate of international commercial banks is providing the construction financing. The Export-Import Bank of the U.S. ("Ex-Im Bank") is providing political risk insurance to the commercial banks on the construction loan and will provide the preponderance of project term financing upon satisfaction of conditions associated with commercial operation. As of September 30, 1995, draws on the construction loan totalled $116,618, and the Company has invested $42,904. The Overseas Private Investment Corporation ("OPIC") is providing political risk insurance on the equity investment by the Company in this project. The Upper Mahiao project commenced construction in April of 1994, and is expected to be in service by July of 1996. The project is structured as a ten year Build-Own-Operate-Transfer ("BOOT"), in which the Company's subsidiary CE Cebu Geothermal Power Company, Inc., the project company, will be responsible for implementing construction of the geothermal power plant and, as owner, for providing operations and maintenance during the ten year BOOT period. The electricity generated by the Upper Mahiao geothermal power plant will be sold to the Philippine National Oil Company - Energy Development

                            CALIFORNIA ENERGY COMPANY, INC.

                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   (in thousands, except per share and per kWh data)
                                  ___________________


Liquidity and Capital Resources: (continued)

Corporation ("PNOC-EDC"), which is also responsible for supplying the facility with the geothermal steam. After a ten year cooperation period, and the recovery by the Company of its capital investment plus incremental return, the plant will be transferred to PNOC-EDC at no cost. Ormat Inc. of Sparks, Nevada is the turnkey contractor for the project.

In August 1994, the Company closed the financing for the 180 GMW Mahanagdong project located in the Philippines. The total project cost for the facility is approximately $320 million. The capital structure consists of a term loan of $240 million and approximately $80 million in equity contributions. OPIC and a consortium of commercial lenders led by Bank of America NT&SA is providing the construction debt financing facility. The debt provided by the commercial lenders is insured against political risk by the Ex-Im Bank. Ten-year term debt financing (which will replace the construction debt) will be provided by Ex-Im Bank and by OPIC. The Mahanagdong project has commenced construction and as of September 30, 1995, the Company's proportionate share of draws on the construction loan totalled $29,427 and equity investments made by a subsidiary of the Company totaled $20,400. OPIC is providing political risk insurance on the equity. The Mahanagdong project is targeted for service in July, 1997.

The Mahanagdong project will be built, owned and operated by CE Luzon Geothermal Power Company, a Philippine corporation, that is expected to be owned post-completion as follows: 45% by the Company, 45% by Kiewit, and up to 10% by another industrial company. The turnkey contractor consortium consists of Kiewit Construction Group, Inc. (with an 80% interest) and CE Holt Co., a wholly owned subsidiary of the Company (with a 20% interest).

In December 1994, financing was closed and construction commenced on the Malitbog Project, a 231 gross MW geothermal project, which will be located on the island of Leyte. The Malitbog Project will be built, owned and operated by Visayas Geothermal Power Company ("VGPC"), a Philippine general partnership that is wholly owned, indirectly, by the Company. VGPC will sell 100% of its capacity on substantially the same basis as described above for the Upper Mahiao Project to PNOC-EDC, which will in turn sell the power to NAPOCOR.

                            CALIFORNIA ENERGY COMPANY, INC.

                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   (in thousands, except per share and per kWh data)
                                  ___________________


Liquidity and Capital Resources: (continued)

The Malitbog Project has a total project cost of approximately $280 million, including interest during construction and project contingency costs. Credit Suisse and OPIC have provided a total of $210 million of construction and term loan facilities, the $135 million international commercial bank portion of which is supported by political risk insurance from OPIC. As of September 30, 1995, draws on the construction loan totalled $8,774, the equity investments made by subsidiaries of the Company totalled $70,000 and advances by subsidiaries of the Company totalled $5,310. The advances were repaid by draws on the construction loan in October 1995. The Company's equity contribution to VGPC of $70 million is covered by political risk insurance from OPIC and the Multilateral Investment Guarantee Agency ("MIGA"). As with the Upper Mahiao project, the Malitbog project is structured as a ten-year Build-Own-Operate-Transfer ("BOOT"), in which the Company will be responsible for implementing construction of the geothermal power plant and, as owner, for providing operations and maintenance for the ten year BOOT period. After a ten year cooperation period, and the recovery by the Company of its capital investment plus incremental return, the plant will be transferred to PNOC-EDC at no cost.

The Malitbog Project is being constructed by Sumitomo Corporation pursuant to a fixed-price, date-certain, turnkey supply and construction contract. Construction of the facility has begun, with commercial operation of Unit 1 scheduled to commence in July 1996 and commercial operation of Unit 2 and Unit 3 scheduled to commence in July 1997.

The company has commenced development of and is in the process of obtaining financing for the Casecnan Project, a multipurpose irrigation and hydroelectric power facility with a rated capacity of approximately 150MW located on the island of Luzon in the Philippines. The total project cost for the facility is approximately $475,000. The capital structure is expected to consist of term loans of approximately $356,000 and $119,000 in equity contributions. The Company's portion of the equity commitment is approximately $59,500.

The project is structured as a 20 year build-operate-transfer
(BOT), in which the Company's indirect subsidiary CE Casecnan Water


                            CALIFORNIA ENERGY COMPANY, INC.

                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   (in thousands, except per share and per kWh data)
                                  ___________________


Liquidity and Capital Resources: (continued)

and Energy Company, Inc., a Philippine corporation, will be responsible as the BOT operator. The fixed price, date-certain turnkey contractors consist of Hanbo Corporation and You One
Engineering & Construction Co., Ltd. of South Korea.

The Company has commenced construction of an additional 39 MW electric generating facility (the "Salton Sea Expansion") in the Imperial Valley pursuant to an amended and restated 30-year power purchase agreement with SCE. The Salton Sea Expansion has a target completion date of July 1996 and an estimated capital construction cost of $135,000. As of September 30, 1995, the Company has invested $41,003 in the Salton Sea Expansion.

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

In light of the regulatory uncertainty concerning the BRPU awards resulting from such IOU challenges, in March 1995 Magma entered into a buyout and capacity option agreement with SCE relating to the 69 MW of capacity awarded to Magma as a winning bidder in the BRPU solicitation. The agreement (which is subject to CPUC approval) provides for three lump sum termination payments in lieu of signing a power sales contract with SCE for the 69 MW of BRPU capacity. The amount of the termination payments is subject to a confidentiality agreement but provides SCE's ratepayers with very significant savings when compared to payments that would otherwise be made to Magma over the life of the proposed BRPU power sales contract.

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

       Exhibit 15 - Awareness letter of Independent Accountants.

       Exhibit 27 - Financial Data Schedule


   (b)    Reports on Form 8-K:

       During the quarter ended September 30, 1995, the Company filed the following:

           (i) Form 8-K/A dated July 20, amending Form 8-K dated June 23, 1995, in reference to an Independent Engineer's Report prepared by Stone and Webster Engineering Corporation and furnished to prospective investors in connection with the proposed issuance of $475,000,000 Senior Secured Notes and Bonds by Salton Sea Funding Corporation.

           (ii) Form 8-K dated July 25, 1995 announcing completion of an offering of $200,000,000 of its Limited Recourse Senior Secured Notes due 2003 as part of a refinancing of certain indebtedness incurred in connection with the Company's acquisition of Magma Power Company in February 1995. Additionally, the Registrant announced that Salton Sea Funding Corporation, a wholly owned subsidiary of the Registrant, had concurrently completed a sale to institutional buyers of $475 million principal amount of Senior Secured Notes and Bonds which are non-recourse to the Registrant.






                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  CALIFORNIA ENERGY COMPANY, INC.


Date: November 10, 1995                 /s/ John G. Sylvia
                                        Senior Vice President and
                                        Chief Financial Officer



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