Form 10-K
CALENERGY CO INC
filed 1996-03-29
CIK 720556

March 29, 1996


The Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, DC  20549

Attention: Filing Desk, Stop 1-4

     Re:   CalEnergy Company, Inc. Form 10-K

Gentlemen:

     Submitted herewith via electronic transmission pursuant to EDGAR is the Annual Report on Form 10-K for the fiscal year ended December 31, 1995 of CalEnergy Company, Inc. (the "Company").

     The Form 10-K (including exhibits) is also being filed with the New York Stock Exchange and the Pacific Stock Exchange concurrently herewith.

                           Sincerely,



                           Douglas L. Anderson
                           Assistant General Counsel,
                           U.S. and Corporate

(10K.SEC)