Form 10-Q
period 1996-04-10
CALENERGY CO INC
filed 1996-05-10
CIK 720556

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON D.C.  20549

                          ______________________

                                 FORM 10-Q

            Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

                      For the quarterly period ended

                              March 31, 1996

                        Commission File No. 1-9874

                          CALENERGY COMPANY, INC.
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

      Yes    X                                  No


Former name, former address and former fiscal year, if changed since last
report.   California Energy Company, Inc.

51,994,438 shares of Common Stock, $0.0675 par value were outstanding as of March 31, 1996.

                          CALENERGY COMPANY, INC.

                                 Form 10-Q

                              March 31, 1996
                               _____________

                              C O N T E N T S

                      PART I:  FINANCIAL INFORMATION              Page

Item 1.     Financial Statements

Report of Independent Accountants                                   3

Consolidated Balance Sheets, March 31, 1996
  and December 31, 1995                                             4

Consolidated Statements of Operations for the Three
  Months Ended March 31, 1996 and 1995                              5

Consolidated Statements of Cash Flows for the
  Three Months Ended March 31, 1996 and 1995                        6

Notes to Consolidated Financial Statements                          7

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations          10


                        PART II:  OTHER INFORMATION

Item 1.     Legal Proceedings                                      25
Item 2.     Changes in Securities                                  25
Item 3.     Defaults on Senior Securities                          25
Item 4.     Submission of Matters to a Vote of
            Security Holders                                       25
Item 5.     Other Information                                      25
Item 6.     Exhibits and Reports on Form 8-K                       25

Signatures                                                         27

Exhibit Index                                                      28


INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors and Stockholders
CalEnergy Company, Inc.
Omaha, Nebraska

We have reviewed the accompanying consolidated balance sheet of CalEnergy Company, Inc. and subsidiaries as of March 31, 1996, and the related consolidated statements of operations and cash flows for the three month periods ended March 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of CalEnergy Company, Inc. and subsidiaries as of December 31, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated January 26, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1995 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



DELOITTE & TOUCHE LLP
Omaha, Nebraska
April 18, 1996

                          CALENERGY COMPANY, INC.

                        CONSOLIDATED BALANCE SHEETS
                 (in thousands, except per share amounts)
                     ________________________________

                                                 March 31      December 31
                                                   1996           1995
                                                (unaudited)
ASSETS
Cash and investments                            $  144,568      $  72,114
Joint venture cash and investments                  56,764         77,590
Restricted cash                                    124,818        149,227
Short-term investments                              12,691         34,190
Accounts receivable                                 47,527         57,909
Due from joint ventures                             27,731         27,273
Properties, plants, contracts and
 equipment, net (Note 3)                         1,860,094      1,781,255
Notes receivable - joint ventures                   11,561         14,254
Excess of cost over fair
  value of net assets acquired, net                299,739        302,288
Equity investment in Casecnan                       60,207         60,815
Deferred charges and other assets                   75,700         77,123

 Total assets                                   $2,721,400     $2,654,038

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Accounts payable                                $    7,768     $    6,638
Other accrued liabilities                           97,452         87,892
Project loans                                      235,464        257,933
Construction loans                                 251,386        211,198
Senior Discount Notes                              489,517        477,355
Salton Sea notes and bonds                         452,088        452,088
Limited recourse senior secured notes              200,000        200,000
Convertible subordinated debentures                100,000        100,000
Convertible debt                                    64,850         64,850
Deferred income taxes                              228,063        226,520

 Total liabilities                               2,126,588      2,084,474

Deferred income                                     25,584         26,032

Commitments and contingencies

Stockholders' equity:
Preferred stock - authorized 2,000 shares, no
 par value                                               -              -
Common stock - par value $0.0675 per share,
 authorized 80,000 shares, issued 52,180 and
 50,680 shares, outstanding 51,994 and 50,593
 at March 31, 1996 and December 31, 1995,
 respectively                                        3,523          3,421
Additional paid in capital                         356,251        343,406
Retained earnings                                  219,520        205,059
Treasury stock - 186 and 87 common
 shares at March 31, 1996 and December 31,
 1995, respectively, at cost                        (3,416)        (1,348)
Unearned compensation - restricted stock            (6,650)        (7,006)

      Total stockholders' equity                   569,228        543,532

      Total liabilities and
      stockholders' equity                      $2,721,400     $2,654,038


The accompanying notes are an integral part of these financial statements.

                          CALENERGY COMPANY, INC

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except per share amounts)
                     ________________________________

                                                   Three Months Ended
                                                        March 31
                                                    1996           1995
                                                       (unaudited)
Revenues:
Sales of electricity and steam                   $  75,944      $  72,978
Royalty income                                       3,893          3,917
Interest and other income                           10,519          9,790

      Total revenues                                90,356         86,685

Costs and expenses:

Plant operations                                    18,956         18,426
General and administration                           4,179          6,426
Royalties                                            4,375          4,414
Depreciation and amortization                       18,053         14,183
Loss on equity investment in Casecnan                  962              -
Interest expense                                    34,779         29,562
Less interest capitalized                          (11,906)        (4,484)

      Total costs and expenses                      69,398         68,527

Income before income taxes                          20,958         18,158

Provision for income taxes                           6,497          5,540

Income before minority interest                     14,461         12,618

Minority interest                                        -          3,005

Net income                                          14,461          9,613

Preferred dividends
(paid in kind)*                                          -          1,080

Net income available to
   common stockholders                           $  14,461      $   8,533

Net income per share - primary                   $     .27      $     .21

Net income per share - fully diluted (Note 5)    $     .26      $     .21

Average number of common and
   common equivalent shares
   outstanding                                      54,114         41,341

Fully diluted shares (Note 5)                       63,228         45,785


The accompanying notes are an integral part of these financial statements.

*Reflects dividends on the Company's Series C Redeemable Convertible Preferred Stock, which was payable in kind. The Series C stock was exchanged in whole into the Company's Convertible Debt on March 15, 1995.

                          CALENERGY COMPANY, INC.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)
                     ________________________________

                                                      Three Months Ended
                                                            March 31
                                                        1996        1995
                                                         (unaudited)
Cash flows from operating activities:
Net income                                          $  14,461    $  9,613
Adjustments to reconcile net cash flow from
   operating activities:
Depreciation and amortization                          16,121      12,927
Amortization of excess of cost over
   fair value of net assets acquired                    1,932       1,256
Amortization of original issue discount                12,162      10,933
Amortization of deferred financing costs                1,708       2,713
Amortization of deferred compensation                     356           -
Provision for deferred income taxes                     1,543       4,272
Loss on equity investment in Casecnan                     962           -
Changes in other items:
Accounts receivable                                    10,382       3,381
Accounts payable and accrued liabilities                7,759         912
Deferred income                                          (448)       (228)
Income tax payable                                      4,913           -

      Net cash flows from operating activities         71,851      45,779

Cash flows from investing activities:
Malitbog construction                                 (31,221)    (11,167)
Upper Mahiao construction                              (7,233)    (19,886)
Mahanagdong construction                              (19,997)     (3,291)
Salton Sea Unit IV construction                       (28,288)    (10,277)
Indonesian and other development                       (4,481)     (1,601)
Pacific Northwest, Nevada and Utah                     (1,755)       (337)
Capital expenditures relating to existing
   operating projects                                  (2,962)     (1,730)
Purchase of Magma, net of cash acquired                     -    (906,226)
Decrease in short-term investments                     21,499           -
Decrease in restricted cash                            24,409      12,803
Decrease in other investments and assets                1,451      28,488

   Net cash flows from investing activities           (48,578)   (913,224)

Cash flows from financing activities:
Proceeds and net benefits from sale of common
   and treasury stock and exercise of options          14,103     299,548
Repayment of project finance loans                    (22,469)    (37,992)
Construction loans                                     40,188      21,525
Increase in amounts due from joint ventures              (246)     (5,720)
Purchase of treasury stock                             (3,221)     (1,590)
Merger loan                                                 -     500,000
Deferred financing costs - Merger loan                      -     (22,782)

Net cash flows from financing activities               28,355     752,989

Net increase (decrease) in cash and
   cash equivalents                                    51,628    (114,456)

Cash and cash equivalents at beginning of period      149,704     308,091

Cash and cash equivalents at end of period        $   201,332   $ 193,635


Supplemental disclosures:

Interest paid, net of amount capitalized          $    10,782   $  22,644

Income taxes paid                                 $         -   $     240


The accompanying notes are an integral part of these financial statements.

                          CALENERGY COMPANY, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (in thousands, except per share and per kWh amounts)
                     ________________________________


1. General:

In the opinion of management of CalEnergy Company, Inc. (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1996 and the results of operations for the three months ended March 31, 1996 and 1995, and cash flows for the three months ended March 31, 1996 and 1995.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, and its proportionate share of the accounts of the partnerships and joint ventures in which it has invested.

The results of operations for the three months ended March 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

Certain amounts in the 1995 financial statements and supporting footnote disclosures have been reclassified to conform to the 1996 presentation. Such reclassification did not impact previously reported net income or retained earnings.

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

                          CALENERGY COMPANY, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (in thousands, except per share and per kWh amounts)
                     ________________________________


3. Properties, Plants, Contracts and Equipment:

Properties, plants, contracts and equipment comprise the following:

                                                March 31       December 31
                                                  1996            1995
                                               (unaudited)
Operating project costs:
Power plants                                   $  625,009       $ 623,778
Wells, resource, and development                  355,158         329,414
Power sales agreements                            188,415         188,415
Licenses, equipment and other                      57,020          58,052
Wells and resource development
   in progress                                        109             465

Total operating facilities                      1,225,711       1,200,124

Less accumulated depreciation
   and amortization                              (179,917)       (164,184)

      Net operating facilities                  1,045,794       1,035,940

Mineral and resource reserves                     194,511         212,929
Construction in progress:
   Upper Mahiao                                   196,137         188,904
   Malitbog                                       177,956         146,735
   Salton Sea Unit IV                             137,057         108,769
   Mahanagdong                                     96,557          76,560
   Indonesian and other development                12,082          11,418

      Total                                    $1,860,094      $1,781,255


4. Income Taxes:

The Company's effective tax rate continues to be less than the statutory rate primarily due to the depletion deduction and the generation of energy tax credits in 1996. The significant components of the deferred tax liability are the temporary differences between the financial reporting basis and income tax basis of the power plant and the well and resource development costs, and in addition, the offsetting benefits of operating loss carryforwards and investment and geothermal energy tax credits. The income tax provision for the three months ended March 31, 1996, is approximately 75% current tax expense and 25% deferred tax expense.

                          CALENERGY COMPANY, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (in thousands, except per share and per kWh amounts)
                     ________________________________


5. Net Income Per Common Share:

Fully diluted earnings per common share assumes the conversion of the convertible debt into 3,529 common shares at a conversion price of $18.375 per share, the conversion of the convertible subordinated debentures into 4,444 common shares at a conversion price of $22.50 per share and the exercise of all dilutive stock options outstanding at their option prices, with the option exercise proceeds used to repurchase shares of common stock at the ending market price.

6. Subsequent events:

On April 12, 1996, CalEnergy Capital Trust, a special purpose Delaware business trust organized by the Company (the "Trust") completed a private placement (with certain shelf registration rights) of $100,000 of convertible preferred securities ("TIDES"). In addition, an option to purchase an additional 78.6 TIDES, or $3,930 was exercised by the underwriters to cover over-allotments.

The Trust has issued 2,078.6 of 6 1/4% TIDES with a liquidation preference of fifty dollars each. The Company owns all of the common securities of the Trust. The TIDES and the common securities represent undivided beneficial ownership interests in the Trust. The assets of the Trust consist solely of the Company's 6 1/4% Convertible Junior Subordinated Debentures due 2016 in an outstanding aggregate principal amount of $103,930 ("Junior Debentures"). Each TIDES will be convertible at the option of the holder thereof at any time into 1.6728 shares of CalEnergy Common Stock (equivalent to a conversion price of $29.89 per share of the Company's Common Stock), subject to customary anti-dilution adjustments.

Until converted into the Company's Common Stock, the TIDES will have no voting rights with respect to the Company and, except under certain limited circumstances, will have no voting rights with respect to the Trust. Distributions on the TIDES (and Junior Debentures) are cumulative, accrue from the date of initial issuance and are payable quarterly in arrears, commencing June 15, 1996. The Junior Debentures are subordinated in right of payment to all senior indebtedness of the Company and the Junior Debentures are subject to certain covenants, events of default and optional and mandatory redemption provisions, all as described in the Junior Debenture Indenture.

                          CALENERGY COMPANY, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (in thousands, except per share and per kWh amounts)
                     ________________________________


6. Subsequent events: (continued)

On April 17, 1996 the Company completed the acquisition of Edison Mission Energy's partnership interests in four geothermal operating facilities in California for a cash purchase price of $70,000. The acquisition will be accounted for as a purchase.

The four projects, Vulcan, Hoch (Del Ranch), Leathers and Elmore, are located in the Imperial Valley of California. The Company operates the facilities and sells power to Edison under long-term SO4 contracts. Prior to this transaction, the Company was a 50% owner of these facilities. The acquisition of Edison Mission Energy's 50% interest results in CalEnergy owning an additional 74 net MW of generating capacity.


                          CALENERGY COMPANY, INC.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           (in thousands, except per share and per kWh amounts)
                     ________________________________


Results of Operations:

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operations during the periods included in the accompanying statements of operations.

For purposes of consistent financial presentation, plant capacity factors for Navy I, Navy II, and BLM (collectively the Coso Project), are based upon a capacity amount of 80 net MW for each plant. Plant capacity factors for Vulcan, Hoch (Del Ranch), Elmore, Leathers, (collectively the Partnership Project) are based on contract nameplate amounts of 34, 38, 38, and 38 net MW respectively, and for Salton Sea I, Salton Sea II and Salton Sea III plants (collectively the Salton Sea Project), are based on contract nameplate amounts of 10, 20 and 49.8 net MW respectively (the Partnership Project and the Salton Sea Project are collectively referred to as the Imperial Valley Project). Each plant possesses an operating margin which periodically allows for production in excess of the amount listed above. Utilization of this operating margin is based upon a variety of factors and can be expected to vary between calendar quarters, under normal operating conditions.

The Coso Project and the Partnership Project sell all electricity generated by the respective plants pursuant to seven long-term SO4 Agreements between the projects and Southern California Edison ("Edison"). These SO4 Agreements provide for capacity payments, capacity bonus payments and energy payments. Edison makes fixed annual capacity payments to the projects, and to the extent that capacity factors exceed certain benchmarks is required to make capacity bonus payments. The price for capacity and capacity bonus payments is fixed for the life of the SO4 Agreements and are significantly higher in the months of June through September. Energy is sold at increasing fixed rates for the first ten years of each contract and thereafter at Edison's Avoided Cost of Energy.

The fixed energy price periods of the Coso Project SO4 Agreements extend until at least August 1997, March 1999 and January 2000 for each of the units operated by the Navy I, BLM and Navy II Partnerships, respectively.


                          CALENERGY COMPANY, INC.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           (in thousands, except per share and per kWh amounts)
                     _________________________________


Results of Operations:  (continued)

The fixed energy price periods of the Partnership Project SO4 Agreements extend until February 1996, December 1998, December 1998, and December 1999 for each of the Vulcan, Hoch (Del Ranch), Elmore and Leathers Partnerships, respectively.

The Company's SO4 Agreements provide for energy rates ranging from 12.7 cents per kWh in 1996 to 15.6 cents per kWh in 1999.

The Salton Sea I Project sells electricity to Edison pursuant to a 30 year negotiated power purchase agreement, as amended (the "Salton Sea I PPA"), which provides for capacity and energy payments. The initial contract capacity and contract nameplate are each 10 MW. The energy payment is calculated using a Base Price which is subject to quarterly adjustments based on a basket of indices. The time period weighted average energy payment for Unit 1 was 4.99 cents per kWh during 1995. As the Salton Sea I PPA is not an SO4 Agreement, the energy payments do not revert to Edison's Avoided Cost of Energy.

The Salton Sea II and Salton Sea III Projects sell electricity to Edison pursuant to 30 year modified SO4 Agreements. The contract capacities and contract nameplates are 15 MW and 20 MW for Salton Sea II and 47.5 MW and
49.8 MW for Salton Sea III, respectively. The contracts require Edison to make capacity payments, capacity bonus payments and energy payments. The price for contract capacity and contract capacity bonus payments is fixed for the life of the modified SO4 Agreements. The energy payments for the first ten year period, which period expires April 4, 2000, are levelized at a time period weighted average of 10.6 cents per kWh and 9.8 cents per kWh for Salton Sea II and Salton Sea III, respectively. Thereafter, the monthly energy payments will be at Edison's Avoided Cost of Energy. For Salton Sea II only, Edison is entitled to receive, at no cost, 5% of all energy delivered in excess of 80% of contract capacity for the period April 1, 1994 through March 31, 2004.

For the three months ended March 31, 1996, Edison's average Avoided Cost of Energy was 2.3 cents per kWh which is substantially below the contract energy prices earned for the three months ended March 31, 1996. Estimates of Edison's future Avoided Cost of Energy vary substantially from year to year. The Company cannot predict the likely level of Avoided Cost of Energy prices under the SO4

                          CALENERGY COMPANY, INC.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           (in thousands, except per share and per kWh amounts)
                     _________________________________


Result of Operations (continued)

Agreements and the modified SO4 Agreements at the expiration of the scheduled payment periods. The revenues generated by each of the projects operating under SO4 Agreements could decline significantly after the expiration of the respective scheduled energy payment periods.

Sales of electricity and steam increased to $75,944 in the first quarter of 1996 from $72,978 in the first quarter of 1995, a 4.1% increase.

The following operating data represent the aggregate capacity and electricity production of the Coso Project:

                                 Three Months Ended              Fiscal
                                      March 31                    Year
                              1996              1995              1995

Overall capacity
  factor                    108.7%            110.2%              110.3%

kWh produced
  (in thousands)            569,900           571,100           2,318,400

Installed capacity
  NMW (average)               240               240                 240

The marginal decrease in the capacity factor was a result of a scheduled pre-peak outage at the Navy II plant in 1996.


                          CALENERGY COMPANY, INC.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           (in thousands, except per share and per kWh amounts)
                     _________________________________


Result of Operations (continued)

The following operating data represent the aggregate capacity and electricity production of the Partnership Project:

                                 Three Months Ended              Fiscal
                                      March 31                    Year
                              1996              1995              1995

Overall capacity
  factor                     97.6%            102.3%              105.9%

kWh produced
  (in thousands)            315,600           327,100           1,373,310

Installed capacity
  NMW (average)               148               148                 148

The overall capacity factor for the Partnership Project decreased for the first quarter of 1996 compared to the first quarter of 1995 due to scheduled turbine overhauls at the Leathers and Elmore plants.

The following operating data represent the aggregate capacity and electricity production of the Salton Sea Project:

                                 Three Months Ended              Fiscal
                                      March 31                    Year
                              1996              1995              1995

Overall capacity
  factor                     89.6%             86.8%               86.5%

kWh produced
  (in thousands)            156,200           149,600             604,300

Installed capacity
  NMW (average)              79.8              79.8                79.8

The overall capacity factor for the Salton Sea Project has increased for the first quarter of 1996 compared to the same period in 1995 as a result of increased production at the Salton Sea I and Salton Sea II Projects due to pre-peak outages at both projects in the first quarter of 1995.

                          CALENERGY COMPANY, INC.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           (in thousands, except per share and per kWh amounts)
                     _________________________________


Results of Operations: (continued)

Roosevelt Hot Springs steam field supplied 100% of customer power plant steam requirements in the first quarter of 1996. The Company has an approximate 70% interest in the Roosevelt Hot Springs field. The Desert Peak power plant operated at 90.6% of its nine net megawatt capacity in the first quarter of 1996. The Yuma power plant availability was effectively 100% during the first quarter 1996 and delivered an average of 89% of its 50 net MW plant capacity, which reflected certain contractual curtailments.

The Company received royalty income of $3,893 and $3,917 in the first quarter of 1996 and 1995, respectively. Wholly owned subsidiaries of the Company receive royalty income from the Partnership Project, East Mesa Project and the Mammoth Project.

Interest and other income increased in the first quarter of 1996 to $10,519 from $9,790 for the same period in 1995. The increase reflects management services income received from the Partnership Project partially offset by lower interest earned on cash and investment balances.

The Company's expenses as a percentage of sales of electricity and steam were as follows:

                                                     Three Months Ended
                                                           March 31
                                                    1996           1995
Plant operations (net of the Company's
management fees and Yuma fuel cost)                 21.5%          21.8%

General and administration                           5.5%           8.8%

Royalties                                            5.8%           6.0%

Depreciation and
amortization                                        23.8%          19.4%

Interest (less amounts
capitalized)                                        30.1%          34.4%

                                                    86.7%          90.4%


                          CALENERGY COMPANY, INC.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           (in thousands, except per share and per kWh amounts)
                     _________________________________

Results of Operations: (continued)

Plant operations costs increased in the first quarter of 1996 to $18,956 from $18,426 for the same period in 1995, a 2.9% increase. The increase was primarily due to the fact Imperial Valley operations included 91 days of expense in 1996 compared to including only 80 days in 1995 because of the timing of the Magma acquisition. This increase was partially offset by lower costs at the Coso Project and Desert Peak due to continued savings from the Company's cost control programs.

General and administration costs decreased to $4,179 in the first quarter of 1996 from $6,426 in the first quarter of 1995, a 35.0% decrease. This decrease was primarily due to the savings realized by consolidating the corporate functions from the Magma acquisition.

Royalty costs marginally decreased to $4,375 in the first quarter of 1996 from $4,414 in the first quarter of 1995, a .9% decrease.

Depreciation and amortization increased to $18,053 in the first quarter of 1996 from $14,183 in the first quarter of 1995, a 27.3% increase. This increase was primarily due to the amortization of the allocated purchase price and goodwill related to the Magma acquisition.

Interest expense, less amounts capitalized, decreased to $22,873 in the first quarter of 1996 from $25,078 in the first quarter of 1995, an 8.8% decrease. This decrease was due to the offsetting effects of increased interest expense associated with the senior discount notes, convertible debt, limited recourse senior secured notes and Salton Sea notes and bonds, and the associated increase in capitalized interest on the Company's international and domestic projects in construction.

The provision for income taxes increased to $6,497 in the first quarter of 1996 from $5,540 in the first quarter of 1995. The increase was due to higher income before taxes.

Net income available for common shareholders increased to $14,461 or $.27 per share in the first quarter of 1996 from $8,533 or $.21 per share in the first quarter of 1995. Income before minority interest increased to $14,461 in the first quarter of 1996 from $12,618, in the first quarter of 1995 a 14.6% increase.

                          CALENERGY COMPANY, INC.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           (in thousands, except per share and per kWh amounts)
                     _________________________________


Liquidity and Capital Resources:

The Company's cash and investments were $144,568 at March 31, 1996 as compared to $72,114 at December 31, 1995. In addition, the Company's share of the Coso Project and the Partnership Project cash and investments retained in project control accounts at March 31, 1996 and December 31, 1995 was $56,764 and $77,590, respectively. Distributions out of the project control accounts are made monthly to the Company for operation and maintenance and capital costs and semiannually to each Coso Project partner and Partnership Project partner for profit sharing under a prescribed calculation subject to mutual agreement by the partners. In addition to these liquid instruments, the Company recorded separately restricted cash of $124,818 and $149,227 at March 31, 1996 and December 31, 1995, respectively. The restricted cash balances are comprised primarily of amounts deposited in restricted accounts from which the Company will source its equity contribution requirements relating to the Salton Sea Unit IV, Upper Mahiao, Mahanagdong and Malitbog projects and the Company's proportionate share of Coso Project and Partnership Project cash reserves for the debt service reserve funds. Also, the Company had $12,691 and $34,190 of short term investments as of March 31, 1996 and December 31, 1995, respectively.

The Company repurchased 173 and 102 common shares for aggregate amounts of $3,221 and $1,590 during the first quarter of 1996 and 1995, respectively. At March 31, 1996 the Company holds 186 shares of its common stock at a cost of $3,416 to provide shares for issuance under the Company's employee stock option and share purchase plan and other outstanding convertible securities. The repurchase plan attempts to minimize the dilutive effect of the additional shares issued under these plans.

On April 12, 1996, CalEnergy Capital Trust, a special purpose Delaware business trust organized by the Company (the "Trust") completed a private placement (with certain shelf registration rights of $100,000 of convertible preferred securities ("TIDES"). In addition, an option to purchase an additional 78.6 TIDES, or $3,930 was exercised by the underwriters to cover over-allotments.

The Trust has issued 2,078.6 of 6 1/4% TIDES with a liquidation preference of fifty dollars each. The Company owns all of the common securities of the Trust. The TIDES and the common

                          CALENERGY COMPANY, INC.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           (in thousands, except per share and per kWh amounts)
                     ________________________________


Liquidity and Capital Resources: (continued)

securities represent undivided beneficial ownership interests in the Trust. The assets of the Trust consist solely of the Company's 6 1/4% Convertible Junior Subordinated Debentures due 2016 in an outstanding aggregate principal amount of $103,930 ("Junior Debentures"). Each TIDES will be convertible at the option of the holder thereof at any time into 1.6728 shares of CalEnergy Common Stock (equivalent to a conversion price of $29.89 per share of the Company's Common Stock), subject to customary anti-dilution adjustments.

Until converted into the Company's Common Stock, the TIDES will have no voting rights with respect to the Company and, except under certain limited circumstances, will have no voting rights with respect to the Trust. Distributions on the TIDES (and Junior Debentures) are cumulative, accrue from the date of initial issuance and are payable quarterly in arrears, commencing June 15, 1996. The Junior Debentures are subordinated in right of payment to all senior indebtedness of the Company and the Junior Debentures are subject to certain covenants, events of default and optional and mandatory redemption provisions, all as described in the Junior Debenture Indenture.

On April 17, 1996 the Company completed the acquisition of Edison Mission Energy's partnership interests in four geothermal operating facilities in California for a cash purchase price of $70,000.

The four projects, Vulcan, Hoch (Del Ranch), Leathers and Elmore, are located in the Imperial Valley of California. The Company operates the facilities and sells power to Edison under long-term SO4 contracts. Prior to this transaction, the Company was a 50% owner of these facilities. The acquisition of Edison Mission Energy's 50% interest results in CalEnergy owning an additional 74 net MW of generating capacity.

In 1995, the Company commenced development of and has obtained financing for the Casecnan Project, a multipurpose irrigation and hydroelectric power facility with a rated capacity of approximately
150 net MW located on the island of Luzon in the Philippines. The total project cost for the facility is approximately $495,000. The current capital structure consists of term loans of approximately

                          CALENERGY COMPANY, INC.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           (in thousands, except per share and per kWh amounts)
                     ________________________________


Liquidity and Capital Resources: (continued)

$371,500 and $123,836 in equity contributions. The Company's portion of the contributed equity is approximately $61,918. The Overseas Private Investment Corporation ("OPIC") is providing political risk insurance on the equity investment.

The project is structured as a 20 year build-own-operate-transfer ("BOOT"), in which the Company's indirect subsidiary CE Casecnan Water and Energy Company, Inc., a Philippine corporation, will be responsible as the BOOT operator. The fixed price, date-certain turnkey contractor is Hanbo Corporation of South Korea.

Additionally in 1995, the Company commenced construction of an additional 40 net MW electric generating facility (the "Salton Sea Unit IV") in the Imperial Valley pursuant to an amended and restated 30 year power purchase agreement with Edison. The Salton Sea Unit IV has a target completion date of mid year 1996 and an estimated capital construction cost of $135,000. As of March 31, 1996, the Company has invested $91,209 in the Salton Sea Unit IV which was financed with proceeds from the Salton Sea Funding Corporation.

The Company signed a non-binding Memorandum of Understanding with an international mining company in 1995 which provides, among other things, for the Company, at its option, to deliver power for the mineral extraction process. The initial phase of the project would require approximately 15 MW. To date the pilot plant has successfully produced zinc at the Company's Imperial Valley Project. The mining company is presently completing construction of its larger demonstration plant. If successfully developed, the mineral extraction process will provide an environmentally compatible and low cost minerals recovery methodology. The project is subject to a number of uncertainties, including the execution of definitive agreements with respect to power sales and other mineral recovery activities, and implementation cannot be assured.

In April 1994, the Company closed the financing for the 119 net MW Upper Mahiao geothermal power project located in the Philippines. The total project cost for the facility is approximately $218,000.

The Company will supply approximately $56,000 of equity and project debt financing will constitute the balance of approximately


                          CALENERGY COMPANY, INC.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           (in thousands, except per share and per kWh amounts)
                     ________________________________


Liquidity and Capital Resources: (continued)

$162,000. A syndicate of international commercial lenders is providing the construction financing. The Export-Import Bank of the U.S. ("Ex-Im Bank") is providing political risk insurance to the commercial banks on the construction loan and will provide the preponderance of project term financing upon satisfaction of conditions associated with commercial operation. As of March 31, 1996, draws on the construction loan totalled $141,795, and the Company has invested $50,428. OPIC is providing political risk insurance on the equity investment by the Company in this project. The Upper Mahiao project commenced construction in April of 1994, and is expected to be in service by July of 1996. The project is structured as a ten year BOOT, in which the Company's subsidiary CE Cebu Geothermal Power Company, Inc. ("CE Cebu"), the project company, will be responsible for implementing construction of the geothermal power plant and, as owner, for providing operations and maintenance during the ten year BOOT period. The electricity generated by the Upper Mahiao geothermal power plant will be sold to the Philippine National Oil Company - Energy Development Corporation ("PNOC-EDC"), which is also responsible for supplying the facility with the geothermal steam. After a ten year cooperation period, and the recovery by the Company of its capital investment plus incremental return, the plant will be transferred to PNOC-EDC at no cost. Ormat Inc. of Sparks, Nevada is the turnkey contractor for the project.

PNOC-EDC will be obligated to pay for electric capacity that is nominated each year by CE Cebu, irrespective of whether PNOC-EDC is willing or able to accept delivery of such capacity. PNOC-EDC will pay to CE Cebu a fee (the "Capacity Fee") based on the plant capacity nominated to PNOC-EDC in any year (which, at the plant's design capacity, is approximately 95% of total contract revenues) and a fee (the "Energy Fee") based on the electricity actually delivered to PNOC-EDC (approximately 5% of total contract revenues). The Capacity Fee serves to recover the capital costs of the project, to recover fixed operating costs and to cover return on investment. The Energy Fee is designed to cover all variable operating and maintenance costs of the power plant. Payments under the Upper Mahiao Energy Conversion Agreement ("ECA") will be denominated in U.S. dollars, or computed in U.S. dollars and paid in Philippine pesos at the then-current exchange rate, except for the Energy Fee, which will be used to pay Philippine peso-

                          CALENERGY COMPANY, INC.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           (in thousands, except per share and per kWh amounts)
                     ________________________________


Liquidity and Capital Resources: (continued)

denominated expenses. Significant portions of the Capacity Fee and Energy Fee will be indexed to U.S.and Philippine inflation rates, respectively. PNOC-EDC's payment requirements, and its other obligations under the Upper Mahiao ECA are supported by the Government of the Philippines through a performance undertaking.

In August 1994, the Company closed the financing for the 165 net MW Mahanagdong project located in the Philippines. The total project cost for the facility is approximately $320 million. The capital structure consists of a term loan of $240 million and approximately $80 million in equity contributions. OPIC and a consortium of international commercial lenders is providing the construction debt financing facility. The debt provided by the commercial lenders is insured against political risk by the Ex-Im Bank. Ten year term debt financing (which will replace the construction debt) will be provided by Ex-Im Bank and by OPIC. The Mahanagdong project has commenced construction and as of March 31, 1996, the Company's proportionate share of draws on the construction loan totalled $50,389 and equity investments made by a subsidiary of the Company totaled $34,748. OPIC is providing political risk insurance on the equity. The Mahanagdong project is targeted for service in July, 1997. As with the Upper Mahiao project, the Mahanagdong project is structured as a ten year BOOT, in which the Company will be responsible for implementing construction of the geothermal power plant and, as owner, for providing operations and maintenance for the ten year BOOT period. After a ten year cooperation period, and the recovery by the Company of its capital investment plus incremental return, the plant will be transferred to PNOC-EDC at no cost.

The electricity generated by the Mahanagdong project will be sold to PNOC-EDC, on a "take or pay" basis, which is also responsible for supplying the facility with the geothermal steam. The terms of the Mahanagdong ECA are substantially similar to those of the Upper Mahiao ECA. All of PNOC-EDC's obligations under the Mahanagdong ECA are supported by the Government of the Philippines through a performance undertaking. The Capacity Fees are expected to be approximately 97% of total revenues at the design capacity levels and the Energy Fees are expected to be approximately 3% of such total revenues.The Mahanagdong project will be built, owned and operated by CE Luzon Geothermal Power Company, a Philippine corporation, that is expected to be owned post-completion as

                          CALENERGY COMPANY, INC.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           (in thousands, except per share and per kWh amounts)
                     _________________________________


Liquidity and Capital Resources: (continued)

follows: 45% by the Company, 45% by Kiewit, and up to 10% by another industrial company. The turnkey contractor consortium consists of Kiewit Construction Group, Inc. (with an 80% interest) and CE Holt Co., a wholly owned subsidiary of the Company (with a 20% interest).

In December 1994, financing was closed and construction commenced on the Malitbog Project, a 216 net MW geothermal project, located on the island of Leyte. The Malitbog Project will be built, owned and operated by Visayas Geothermal Power Company ("VGPC"), a Philippine general partnership that is wholly owned, indirectly, by the Company. VGPC will sell 100% of its capacity on substantially the same basis as described above for the Upper Mahiao Project to PNOC-EDC, which will in turn sell the power to NAPOCOR.

The Malitbog Project has a total project cost of approximately $280 million, including interest during construction and project contingency costs. A consortium of international lenders and OPIC have provided a total of $210 million of construction and term loan facilities, the $135 million international commercial bank portion of which is supported by political risk insurance from OPIC. As of March 31, 1996, draws on the construction loan totalled $59,202, the equity investments made by subsidiaries of the Company totalled $70,000 and advances by subsidiaries of the Company totalled $3,542. The advances will be repaid by draws on the construction loan. The Company's equity contribution to VGPC of $70,000 is covered by political risk insurance from OPIC and the Multilateral Investment Guarantee Agency ("MIGA"). As with the Upper Mahiao project, the Malitbog project is structured as a ten year BOOT, in which the Company will be responsible for implementing construction of the geothermal power plant and, as owner, for providing operations and maintenance for the ten year BOOT period. After a ten year cooperation period, and the recovery by the Company of its capital investment plus incremental return, the plant will be transferred to PNOC-EDC at no cost.

The Malitbog Project is being constructed by Sumitomo Corporation pursuant to a fixed-price, date-certain, turnkey supply and construction contract. Construction of the facility has begun, with commercial operation of Unit 1 scheduled to commence in July 1996 and commercial operation of Unit 2 and Unit 3 scheduled to commence in July 1997.


                          CALENERGY COMPANY, INC.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           (in thousands, except per share and per kWh amounts)
                     _________________________________


Liquidity and Capital Resources: (continued)

Magma is seeking new long-term final SO4 power purchase agreements in southern California through the bidding process adopted by the CPUC under its 1992 Biennial Resource Plan Update ("BRPU"). In its 1992 BRPU, the CPUC cited the need for an additional 9,600 MW of power production through 1999 among California's three investor-owned utilities, Edison, SDG&E and Pacific Gas and Electric Company (collectively, the "IOUs"). Of this amount, 275 MW was set aside for bidding by independent power producers (such as Magma) utilizing renewable resources. Pursuant to an order of the CPUC dated June 22, 1994 (confirmed on December 21, 1994), Magma was awarded 163 MW for sale to Edison (69 net MW) and SDG&E (94 net MW), with in-service dates in 1997 and 1998. However, the IOUs have to date challenged and may continue to challenge the order and there can be no assurance that power sales contracts will be executed or that any such projects will be completed.

In light of the regulatory uncertainty concerning the BRPU awards resulting from such IOU challenges, in March 1995 Magma entered into a settlement agreement with Edison relating to the 69 net MW of capacity awarded to Magma as a winning bidder in the BRPU solicitation. The agreement (which is subject to CPUC approval) provides for three lump sum termination payments in lieu of signing a power sales contract with Edison for the 69 net MW of BRPU capacity. The amount of the termination payments is subject to a confidentiality agreement but provides Edison's ratepayers with very significant savings when compared to payments that would otherwise be made to Magma over the life of the proposed BRPU power sales contract.

The agreement also provides Edison with an option, which can be exercised at any time prior to February 1, 2002, to negotiate a power sales contract for 69 net MW of geothermal capacity and energy on commercially reasonable prices and terms, without giving effect to termination payments previously paid.

The Company is actively seeking to develop, construct, own and operate new power projects and infrastructure projects utilizing geothermal and other technologies, both domestically and internationally, the completion of any of which is subject to substantial risk. Development can require the Company to expend significant sums for preliminary engineering, field development,


                          CALENERGY COMPANY, INC.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           (in thousands, except per share and per kWh amounts)
                     _________________________________


Liquidity and Capital Resources: (continued)

permitting, legal and other financing related costs. The Company's future growth is dependent, in large part, upon the demand for significant amounts of additional electrical generating capacity and the Company's ability to obtain contracts to supply portions of this capacity. There can be no assurance that development, financing or construction efforts on any particular project, or the Company's efforts generally, will be successful.

The Company believes that the international independent power market holds the majority of new opportunities for financially attractive private power development in the next several years. The financing, construction and development of projects outside the United States entail significant political and financial risks (including, without limitation, uncertainties associated with first time privatization efforts in the countries involved, currency exchange rate fluctuations, currency repatriation restrictions, political instability, civil unrest and expropriation) and other structuring issues that have the potential to cause substantial delays or material impairment of value to the project being developed, which the Company may not be fully capable of insuring against. The uncertainty of the legal environment in certain foreign countries in which the Company may develop or acquire projects could make it more difficult for the Company to enforce its rights under agreements relating to such projects. In addition, the laws and regulations of certain countries may limit the ability of the Company to hold a majority interest in some of the projects that it may develop or acquire. The Company's international projects may, in certain cases, be terminated by a government.

Projects in operation, construction and development are subject to a number of uncertainties more specifically described in the Company's Form 8-K, dated April 2, 1996, filed with the Securities Exchange Commission.


                          CALENERGY COMPANY, INC.

                        PART II - OTHER INFORMATION


Item 1 -    Legal proceedings.

      See Note 8 to the 1995 Annual Consolidated Financial Statements.

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

      Exhibit 15 - Awareness letter of Independent Accountants.

      Exhibit 27 - Financial Data Schedule


   (b)  Reports on Form 8-K:

      During the quarter ended March 31, 1996, the Company filed the following:

         (i) Form 8-K dated March 26, 1996 announcing the Registrant has officially changed its corporate name to CalEnergy Company, Inc.

         (ii) Form 8-K dated March 28, 1996 announcing the execution of a definitive agreement with Edison Mission Energy for the purchase of the remaining 50% interest not owned by the Company of its geothermal operating facilities in the Imperial Valley, California.





                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                CALENERGY COMPANY, INC.


Date: May 10, 1996                 /s/ John G. Sylvia
                                    John G. Sylvia
                                    Senior Vice President and
                                    Chief Financial Officer



                                   /s/ Gregory E. Abel
                                    Gregory E. Abel
                                    Senior Vice President, Controller and
                                    Chief Accounting Officer


                               EXHIBIT INDEX

Exhibit                                                     Page
  No.                                                        No.



  11     Calculation of Earnings Per Share                   29

  15     Awareness Letter of Independent Accountants         30

  27     Financial Data Schedule                             31