Form 10-Q
period 1996-08-13
CALENERGY CO INC
filed 1996-08-14
CIK 720556

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON D.C.  20549

                     ______________________

                           FORM 10-Q

      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended

                         June 30, 1996

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

52,176,408 shares of Common Stock, $0.0675 par value were outstanding as of June 30, 1996.

                    CALENERGY COMPANY, INC.

                           Form 10-Q

                         June 30, 1996
                         _____________

                        C O N T E N T S

                 PART I:  FINANCIAL INFORMATION             Page

Item 1.   Financial Statements

Report of Independent Accountants                             3

Consolidated Balance Sheets, June 30, 1996
 and December 31, 1995                                        4

Consolidated Statements of Operations for the Three
 and Six Months Ended June 30, 1996 and 1995                  5

Consolidated Statements of Cash Flows for the
 Six Months Ended June 30, 1996 and 1995                      6

Notes to Consolidated Financial Statements                    7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations      12

 PART II:  OTHER INFORMATION

Item 1.   Legal Proceedings                                  28
Item 2.   Changes in Securities                              28
Item 3.   Defaults on Senior Securities                      28
Item 4.   Submission of Matters to a Vote of
          Security Holders                                   28
Item 5.   Other Information                                  29
Item 6.   Exhibits and Reports on Form 8-K                   29

Signatures                                                   31

Exhibit Index                                                32

INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors and Stockholders
CalEnergy Company, Inc.
Omaha, Nebraska

We have reviewed the accompanying consolidated balance sheet of CalEnergy Company, Inc. and subsidiaries as of June 30, 1996, and the related consolidated statements of operations for the three and six month periods ended June 30, 1996 and 1995 and the related consolidated statements of cash flows for the six month periods ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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



DELOITTE & TOUCHE LLP
Omaha, Nebraska
July 17, 1996


                    CALENERGY COMPANY, INC.

                  CONSOLIDATED BALANCE SHEETS
            (in thousands, except per share amounts)
                ________________________________

                                         June 30    December 31
                                          1996         1995
                                       (unaudited)
ASSETS
Cash and investments                   $  253,661    $  72,114
Joint venture cash and investments         55,828       77,590
Restricted cash                            79,237      149,227
Short-term investments                      3,295       34,190
Accounts receivable                        79,771       57,909
Due from joint ventures                    17,215       27,273
Properties, plants, contracts and
 equipment, net (Note 3)                2,028,624    1,781,255
Notes receivable - joint ventures          11,909       14,254
Excess of cost over fair
  value of net assets acquired, net       297,807      302,288
Equity investment in Casecnan              59,595       60,815
Deferred charges and other assets          88,185       77,123

 Total assets                          $2,975,127   $2,654,038

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Accounts payable                       $    6,753   $    6,638
Other accrued liabilities                  91,575       87,892
Project loans                             187,172      257,933
Construction loans                        305,870      211,198
Senior Discount Notes                     501,798      477,355
Salton Sea notes and bonds                563,035      452,088
Limited recourse senior secured notes     200,000      200,000
Convertible subordinated debentures       100,000      100,000
Convertible debt                           64,850       64,850
Deferred income taxes                     235,995      226,520

 Total liabilities                      2,257,048    2,084,474

Deferred income                            26,213       26,032

Convertible preferred securities of
 subsidiary                               103,930            -

Commitments and contingencies (Notes 6, 8 and 9)

Stockholders' equity:
Preferred stock - authorized 2,000 shares, no
 par value                                      -            -
Common stock - par value $0.0675 per share,
 authorized 80,000 shares, issued 52,179 and
 50,680 shares, outstanding 52,176 and 50,593
 at June 30, 1996 and December 31, 1995,
 respectively                               3,523        3,421
Additional paid in capital                351,976      343,406
Retained earnings                         238,792      205,059
Treasury stock - 3 and 87 common
 shares at June 30, 1996 and December 31,
 1995, respectively, at cost                  (61)      (1,348)
Unearned compensation - restricted stock   (6,294)      (7,006)

 Total stockholders' equity               587,936      543,532

 Total liabilities and stockholders'
   equity                              $2,975,127   $2,654,038

The accompanying notes are an integral part of these financial statements.


                     CALENERGY COMPANY, INC

             CONSOLIDATED STATEMENTS OF OPERATIONS
            (in thousands, except per share amounts)
                ________________________________


                              Three Months Ended   Six Months Ended
                                   June 30            June 30
                               1996       1995     1996     1995
                               (unaudited)         (unaudited)
Revenues:

Sales of electricity and
  steam                      $104,735  $81,756  $180,679  $154,734
Royalty income                  1,122    4,912     5,015     8,829
Interest and other income       9,937   10,428    20,456    20,218

      Total revenues          115,794   97,096   206,150   183,781

Costs and expenses:

Plant operations               22,431   20,447    41,387   38,873
General and administration      5,117    4,851     9,296   11,277
Royalty expense                 5,896    5,922    10,271   10,336
Depreciation and amortization  25,660   15,641    43,713   29,824
Loss on equity investment in
 Casecnan                       1,812        -     2,774        -
Interest expense               36,725   35,733    71,504   65,295
Less interest capitalized     (11,602)  (5,637)  (23,508) (10,121)
Dividends on convertible
  preferred securities of
  subsidiary (Note 6)           1,443       -     1,443        -

      Total costs and expenses 87,482   76,957   156,880  145,484

Income before income taxes     28,312   20,139    49,270   38,297

Provision for income taxes      9,040    6,248    15,537   11,788

Income before minority
  interest                     19,272   13,891    33,733   26,509

Minority interest                   -       -         -    3,005

Net income                     19,272   13,891    33,733   23,504

Preferred dividends
(paid in kind)                      -       -         -    1,080

Net income available for
common shareholders           $ 19,272 $13,891   $33,733  $22,424

Net income per share-primary  $   .35  $   .27   $   .62  $   .48

Net income per share - fully
diluted (Note 5)              $   .33  $   .26   $   .59  $   .47

Average number of common and
common equivalent shares
outstanding                    55,404   52,156    54,836   46,736

Fully diluted shares (Note 5)  66,472   60,189    64,726   53,259


The accompanying notes are an integral part of these financial statements.

                    CALENERGY COMPANY, INC.

             CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (in thousands)
                ________________________________

                                          Six  Months Ended
                                               June 30
                                              1996       1995
                                                (unaudited)
Cash flows from operating activities:
Net income                                $  33,733   $ 23,504
Adjustments to reconcile net cash flow from
  operating activities:
Depreciation and amortization                39,849     26,652
Amortization of excess of cost over
  fair value of net assets acquired           3,864      3,172
Amortization of original issue discount      24,443     22,108
Amortization of deferred financing costs      4,253      5,377
Amortization of deferred compensation           712          -
Provision for deferred income taxes           6,275      4,594
Loss on equity investment in Casecnan         2,774          -
Changes in other items:
Accounts receivable                         (11,127)   (17,794)
Accounts payable and accrued liabilities        646    (15,041)
Deferred income                                 181        (50)
Income tax payable                            2,091          -

   Net cash flows from operating activities 107,694     52,522

Cash flows from investing activities:
Malitbog construction                       (64,353)   (28,412)
Upper Mahiao construction                   (23,734)   (62,736)
Mahanagdong construction                    (29,451)   (16,873)
Salton Sea Unit IV construction             (49,223)   (27,684)
Indonesian and other development            (30,597)    (2,812)
Pacific Northwest, Nevada and Utah           (2,716)    (1,081)
Capital expenditures relating to existing
  operating projects                        (18,630)    (6,921)
Purchase of Partnership Interest,
  net of cash acquired                      (58,044)         -
Decrease in short-term investments           30,895     82,955
Decrease in restricted cash                  83,216      7,483
Decrease in other investments and assets      9,833      5,648
Purchase of Magma, net of cash acquired           -   (906,226)

  Net cash flows from investing activities (152,804)  (956,659)

Cash flows from financing activities:
Proceeds from convertible preferred
  securities of subsidiary                  103,930          -
Proceeds from Salton Sea notes and bonds    135,000          -
Repayment of Salton Sea notes and bonds     (24,053)         -
Proceeds and net benefits from sale
  of common and treasury stock and
  exercise of options                        13,183    298,987
Repayment of project finance loans         (119,053)   (54,924)
Construction loans                           94,672     57,367
Decrease (increase) in amounts due from
  joint ventures                              9,003     (2,854)
Purchase of treasury stock                   (3,221)    (1,590)
Proceeds from merger loan                         -    500,000
Repayment of merger loan                          -     (8,000)
Deferred financing costs                     (4,566)   (22,782)

Net cash flows from financing activities    204,895    766,204

Net increase (decrease) in cash and
  cash equivalents                          159,785   (137,933)

Cash  and cash equivalents at
   beginning of period                      149,704    308,091

Cash and cash equivalents at
  end of period                         $   309,489  $ 170,158

Supplemental disclosures:

Interest paid, net of amount
  capitalized                           $    22,776  $  34,886

Income taxes paid                       $     9,154  $   6,380


The accompanying notes are an integral part of these financial statements.


                    CALENERGY COMPANY, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (in thousands, except per share and per kWh amounts)
                ________________________________


1.   General:

In the opinion of management of CalEnergy Company, Inc. (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1996 and the results of operations for the three and six months ended June 30, 1996 and 1995, and cash flows for the six months ended June 30, 1996 and 1995.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, and its proportionate share of the accounts of the partnerships and joint ventures in which it has invested except for Casecnan which is accounted for under the equity method.

The results of operations for the three and six months ended June
30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

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

                    CALENERGY COMPANY, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (in thousands, except per share and per kWh amounts)
                ________________________________


3.   Properties, Plants, Contracts and Equipment:

Properties, plants, contracts and equipment comprise the following:

                                         June 30     December 31
                                          1996          1995
                                       (unaudited)
Operating project costs:
Power plants                           $  843,570     $ 623,778
Wells, resource, and development          382,009       329,414
Power sales agreements                    184,258       188,415
Licenses, equipment and other              58,133        58,052
Wells and resource development
  in progress                                 112           465

Total operating facilities              1,468,082     1,200,124

Less accumulated depreciation
  and amortization                       (205,021)     (164,184)

     Net operating facilities           1,263,061     1,035,940

Mineral and resource reserves             198,927       212,929
Construction in progress:
  Upper Mahiao                            212,638       188,904
  Malitbog                                212,471       146,735
  Salton Sea Unit IV                            -       108,769
  Mahanagdong                             106,011        76,560
  Indonesian and other development         35,516        11,418

     Total                             $2,028,624    $1,781,255

4.   Income Taxes:

The Company's effective tax rate continues to be less than the statutory rate primarily due to the depletion deduction and the generation of energy tax credits in 1996. The significant components of the deferred tax liability are the temporary differences between the financial reporting basis and income tax basis of the power plants and the well and resource development costs, and in addition, the offsetting benefits of operating loss carryforwards and investment and geothermal energy tax credits. The income tax provision for the six months ended June 30, 1996, is approximately 60% current tax expense and 40% deferred tax expense.
                    CALENERGY COMPANY, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (in thousands, except per share and per kWh amounts)
                ________________________________


5.   Net Income Per Common Share:

Fully diluted earnings per common share assumes the conversion of the convertible debt into 3,529 common shares at a conversion price of $18.375 per share, the conversion of the convertible subordinated debentures into 4,444 common shares at a conversion price of $22.50 per share, the conversion of the convertible preferred securities of subsidiary into 3,477 common shares at a conversion price of $29.89 per share and the exercise of all dilutive stock options outstanding at their option prices, with the option exercise proceeds used to repurchase shares of common stock at the ending market price.

6.   Issuance of Convertible Preferred Securities:

On April 12, 1996, CalEnergy Capital Trust, a special purpose Delaware business trust organized by the Company (the "Trust") completed a private placement (with certain shelf registration
rights)   of   $100,000   of  convertible  preferred   securities
("TIDES"). In addition, an option to purchase an additional 78.6 TIDES, or $3,930, was exercised by the underwriters to cover over-allotments.

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

                    CALENERGY COMPANY, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (in thousands, except per share and per kWh amounts)
                ________________________________


7.   Purchase of Edison Mission Energy's Partnership Interest:

On April 17, 1996 the Company completed the acquisition of Edison Mission Energy's partnership interests ("the Partnership Interest Acquisition") in four geothermal operating facilities in California for a cash purchase price of $70,000. The acquisition will be accounted for as a purchase.

The four projects, Vulcan, Hoch (Del Ranch), Leathers and Elmore, are located in the Imperial Valley of California. The Company operates the facilities and sells power to Southern California Edison ("Edison") under long-term SO4 contracts. Prior to this transaction, the Company was a 50% owner of these facilities. The Partnership Interest Acquisition results in CalEnergy owning an additional 74 net MW of generating capacity.

Unaudited proforma combined revenue, net income and primary earnings per share of the Company and the Partnership Interest Acquisition (including the issuance of Salton Sea Funding Corporation Senior Secured Series D Notes and Series E Bonds described in Note 8) for the six months ended June 30, 1996 as if the acquisition had occurred at the beginning of the year after giving effect to certain proforma adjustments related to the acquisition were $224,836, $34,825 and $.64, respectively, compared to $228,576, $27,831 and $.53 for the same period last year.

8.   Debt Offering:

On June 20, 1996 the Salton Sea Funding Corporation, a wholly owned indirect subsidiary of the Company, (the "Funding Corporation"), completed a sale to institutional investors of $135,000 aggregate amount of Senior Secured Series D Notes and Series E Bonds which are nonrecourse to the Company.

The Funding Corporation Series D Notes and Series E Bonds which mature in May 2000 and May 2011 respectively, bear an interest rate of 7.02% and 8.30% respectively.

The proceeds of the offering were used by the Funding Corporation to refinance $96,584 of existing project level indebtedness, to fund a portion of the purchase price for certain acquired partnership interests described in Note 7 and for certain capital improvements at the Imperial Valley Project.


                    CALENERGY COMPANY, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (in thousands, except per share and per kWh amounts)
                ________________________________


9.   Subsequent Events:

On July 8, 1996 the Company executed a definitive agreement for the purchase of Falcon Seaboard Resources, Inc. for a cash price of $226,000. Closing was completed on August 7, 1996.
Through the acquisition, the Company will indirectly acquire a significant ownership interest in three operating gas-fired cogeneration facilities and a related natural-gas pipeline. The acquisition will be accounted for as a purchase. The plants are located in Texas, Pennsylvania and New York and total 520 MW in capacity.

Also on July 8, 1996 the Company obtained a $100,000 three year revolving credit facility of which the Company has drawn $35,000 as of July 31, 1996. The facility is unsecured and is available to fund general operating capital requirements and finance future business opportunities.


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

For purposes of consistent financial presentation, plant capacity factors for Navy I, Navy II, and BLM (collectively the Coso Project) are based upon a capacity amount of 80 net MW for each plant. Plant capacity factors for Vulcan, Hoch (Del Ranch), Elmore and Leathers (collectively the Partnership Project) are based on contract nameplate amounts of 34, 38, 38, and 38 net MW respectively, and for Salton Sea I, Salton Sea II, Salton Sea III and Salton Sea IV plants (collectively the Salton Sea Project) are based on contract nameplate amounts of 10, 20, 49.8 and 39.6 net MW respectively (the Partnership Project and the Salton Sea Project are collectively referred to as the Imperial Valley Project). Each plant possesses an operating margin which periodically allows for production in excess of the amount listed above. Utilization of this operating margin is based upon a variety of factors and can be expected to vary between calendar quarters, under normal operating conditions.

The Coso Project and the Partnership Project sell all electricity generated by the respective plants pursuant to seven long-term SO4 Agreements between the projects and Edison. These SO4 Agreements provide for capacity payments, capacity bonus payments and energy payments. Edison makes fixed annual capacity payments to the projects, and to the extent that capacity factors exceed certain benchmarks is required to make capacity bonus payments. The price for capacity and capacity bonus payments is fixed for the life of the SO4 Agreements and are significantly higher in the months of June through September. Energy is sold at increasing fixed rates for the first ten years of each contract and thereafter at Edison's Avoided Cost of Energy.

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

The Company's SO4 Agreements provide for scheduled price period energy rates ranging from 12.7 cents per kWh in 1996 to 15.6 cents per kWh in 1999.

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

The Salton Sea II and Salton Sea III Projects sell electricity to Edison pursuant to 30 year modified SO4 Agreements. The contract capacities and contract nameplates are 15 MW and 20 MW for Salton Sea II and 47.5 MW and 49.8 MW for Salton Sea III, respectively. The contracts require Edison to make capacity payments, capacity bonus payments and energy payments. The price for contract capacity and contract capacity bonus payments is fixed for the life of the modified SO4 Agreements. The energy payments for the first ten year period, which expires April 4, 2000, are levelized at a time period weighted average of 10.6 cents per kWh and 9.8
cents  per kWh   for  Salton  Sea  II  and  Salton  Sea  III,
respectively. Thereafter, the monthly energy payments will be at Edison's Avoided Cost of Energy. For Salton Sea II only, Edison is entitled to receive, at no cost, 5% of all energy delivered in excess of 80% of contract capacity for the period April 1, 1994 through June 30, 2004.

The Salton Sea IV Project sells electricity to Edison pursuant to a modified SO4 agreement which provides for contract capacity payments on 34 MW of capacity at two different rates based on the


                    CALENERGY COMPANY, INC.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      (in thousands, except per share and per kWh amounts)
               _________________________________


Results of Operations:  (continued)

respective contract capacities deemed attributable to the original Salton Sea PPA option (20 MW) and to the original Fish Lake PPA (14 MW). The capacity payment price for the 20 MW portion adjusts quarterly based upon specified indicies and the capacity payment price for the 14 MW portion is a fixed levelized rate. The energy payment (for deliveries up to a rate of 39.6
MW) is at a fixed price for 55.6% of the total energy delivered by Salton Sea IV and is based on an energy payment schedule for 44.4% of the total energy delivered by Salton Sea IV. The contract has a 30-year term but Edison is not required to purchase the 20 MW of capacity and energy originally attributable to the Salton Sea I PPA option after June 30, 2017, the original termination date of the Salton Sea I PPA.

For the six months ended June 30, 1996, Edison's average Avoided Cost of Energy was 2.2 cents per kWh which is substantially below the contract energy prices earned for the three months ended June 30, 1996. Estimates of Edison's future Avoided Cost of Energy vary substantially from year to year. The Company cannot predict the likely level of Avoided Cost of Energy prices under the SO4 Agreements and the modified SO4 Agreements at the expiration of the scheduled payment periods. The revenues generated by each of the projects operating under SO4 Agreements could decline significantly after the expiration of the respective scheduled energy payment periods.

The following operating data represent the aggregate capacity and electricity production of the Coso Project:

                    Three  Months Ended       Six Months Ended
                          June 30                 June 30
                      1996       1995          1996       1995

Overall capacity
  factor            109.5%     106.1%        109.1%      108.1%

kWh produced
  (in thousands)    574,100    555,900     1,144,000   1,126,900

Installed capacity
  NMW (average)       240        240           240         240


                    CALENERGY COMPANY, INC.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      (in thousands, except per share and per kWh amounts)
               _________________________________


Result of Operations:  (continued)

The increase in the capacity factor for the second quarter of 1996 from the same period in 1995 was due to increases in production at all three plants. The Navy II and BLM plants had experienced scheduled pre-peak outages in the second quarter of 1995, however in 1996 scheduled pre-peak outages occurred in the first quarter of 1996.

The increase in the capacity factor for the six months ended June 30, 1996 from the same period in 1995 resulted from increased production at all three plants, but primarily reflects increased production at the BLM plant due to the execution of a steam transfer agreement and construction of the related interties in the third quarter of 1995.

The following operating data represent the aggregate capacity and electricity production of the Partnership Project:

                    Three  Months Ended       Six Months Ended
                          June 30                  June 30
                      1996       1995          1996       1995

Overall capacity
  factor             109.2%     107.5%       103.4%      104.9%

kWh produced
  (in thousands)    353,000    347,500       668,600     674,650

Installed capacity
  NMW (average)        148        148           148         148

The overall capacity factor for the Partnership Project increased for the second quarter of 1996 compared to the second quarter of 1995 due to operating improvements at the Leathers plant. The overall capacity factor decreased for the six months ended June 30, 1996 compared to the same period in 1995 primarily due to scheduled turbine overhauls at Leathers and Elmore in the first quarter of 1996.


                    CALENERGY COMPANY, INC.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      (in thousands, except per share and per kWh amounts)
               _________________________________


Result of Operations:  (continued)

The following operating data represent the aggregate capacity and electricity production of the Salton Sea Project:

                         Three  Months Ended       Six Months Ended
                              June 30                  June 30
                           1996       1995          1996       1995

Overall capacity
  factor                  78.7%      78.3%         83.8%       82.5%

kWh produced
  (in thousands)         159,700    136,400       315,900     286,000

Installed capacity NMW
  (weighted average)*      92.9       79.8          86.3        79.8

*Weighted average for the commencement of operations at the Salton Sea Unit IV project.

The overall capacity factor for the Salton Sea Project has increased for the three and six months ended June 30, 1996 compared to the same periods in 1995 as a result of increased production at the Salton Sea III Project due to a schedule turbine overhaul in the second quarter of 1995 and the commencement of operations at the Salton Sea IV project partially offset by lower production at the Salton Sea I and Salton Sea II projects.

Roosevelt Hot Springs steam field supplied 100% of customer power plant steam requirements in the second quarter of 1996. The
Company has an approximate 70% interest in the Roosevelt Hot Springs field. The Desert Peak power plant operated at 83% of its nine net megawatt capacity in the second quarter of 1996. The Yuma power plant availability was effectively 100% during the second quarter 1996 and delivered an average of 89% of its 50 net MW plant capacity, which reflected certain contractual curtailments.

Sales of electricity and steam increased in the second quarter of 1996 to $104,735 from $81,756 for the same period in 1995, a 28.1% increase. For the six month period ended June 30, 1996, sales of electricity and steam increased to $180,679 from $154,734 in 1995,

                    CALENERGY COMPANY, INC.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      (in thousands, except per share and per kWh amounts)
               _________________________________


Result of Operations:  (continued)

a 16.8% increase. These increases were primarily the result of the Partnership Interest Acquisition and the commencement of commercial operations at the Salton Sea Unit IV project.

Royalty income decreased in the second quarter of 1996 to $1,122 from $4,912 in the same period in 1995, a 77.2% decrease. For the six months ended June 30, 1996 royalty income decreased to $5,015 from $8,829, a 43.2% decrease. These decreases are a result of the Company no longer recognizing royalty income received from the Partnership Project as the Partnership Project is now owned 100% by the Company due to the Partnership Interest Acquisition. The Company continues to receive royalty income from the East Mesa Project and the Mammoth Project.

Interest and other income decreased in the second quarter of 1996 to $9,937 from $10,428 for the same period in 1995, a 4.7% decrease. The decrease reflects that the Company no longer recognizes management services income received from the Partnership Project as the Partnership Project is now owned 100% by the Company due to the Partnership Interest Acquisition. For the six months ended June 30, 1996, interest and other income increased to $20,456 from $20,218, a 1.2% increase.

The Company's expenses as a percentage of sales of electricity and steam were as follows:

                             Three Months Ended   Six Months Ended
                                  June 30            June 30
                             1996*      1995     1996*    1995
Plant operations (net of
the Company's management
fees and Yuma fuel cost)      19.9%     22.2%    20.6%    21.9%

General and administration     4.9%      5.9%     5.1%     7.3%

Royalties                      5.6%      7.2%     5.7%     6.7%

Depreciation and
amortization                  24.5%     19.1%    24.2%    19.3%

Interest (less amounts
capitalized)                  24.0%     36.8%    26.6%    35.7%

                              78.9%     91.2%    82.2%    90.9%

*Excludes loss on equity investment in Casecnan (currently in construction) and dividends on convertible preferred securities of subsidiary.


                    CALENERGY COMPANY, INC.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      (in thousands, except per share and per kWh amounts)
               _________________________________


Result of Operations:  (continued)

Plant operations increased in the second quarter of 1996 to $22,431 from $20,447 for the same period in 1995, a 9.7% increase. For the six months ended June 30, 1996, plant operations increased to $41,387 from $38,873 in 1995, a 6.5% increase. These increases reflect the Partnership Interest Acquisition and were partially offset by lower costs at the Coso Project and the Desert Peak power plant due to continued savings from the Company's cost control programs.

General and administration costs increased in the second quarter of 1996 to $5,117 from $4,851 for the same period in 1995, a 5.5% increase due to increased development expenses. For the six months ended June 30, 1996, corporate administration decreased to $9,296 from $11,277 in 1995, a 17.6% decrease. This decrease was primarily due to the savings realized by consolidating the corporate functions from the Magma acquisition.

Royalty costs marginally decreased in the second quarter of  1996 to $5,896 from $5,922 for the same period in 1995. For the six months ended June 30, 1996 royalty expense marginally decreased to $10,271 from $10,336 in 1995.

Depreciation and amortization increased in the second quarter of 1996 to $25,660 from $15,641 for the same period in 1995, a 64.1% increase. For the six months ended June 30, 1996, depreciation and amortization increased to $43,713 from $29,824 in 1995, a 46.6% increase. These increases were primarily due to the amortization of the allocated purchase price and goodwill related to the Magma and Partnership Interest acquisitions and the commencement of operations at the Salton Sea Unit IV project.

Loss on equity investment in Casecnan reflects the Company's share of interest expense in excess of capitalized interest and interest income at the Casecnan project, which is currently in construction.

Interest expense, less amounts capitalized, decreased in the second quarter of 1996 to $25,123 from $30,096 for the same period in 1995, a 16.5% decrease. For the six months ended June 30, 1996, interest expense, less amounts capitalized decreased to $47,996 from $55,174 in 1995, a 13.0% decrease. These decreases were due to the offsetting effects of increased interest expense associated


                    CALENERGY COMPANY, INC.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      (in thousands, except per share and per kWh amounts)
               _________________________________


Result of Operations:  (continued)

with the senior discount notes, convertible debt, limited recourse senior secured notes and Salton Sea notes and bonds, decreased interest expense from merger debt and the associated increase in capitalized interest on the Company's international and domestic projects in construction.

Dividends on convertible preferred securities reflect financial expense related to these securities which were issued in April, 1996.

The provision for income taxes increased in the second quarter of 1996 to $9,040 from $6,248, for the same period in 1995, a 44.7%
increase. For the six months ended June 30, 1996, provisions for income taxes increased to $15,537 from $11,788 in 1995, a 31.8% increase. The increase was due to higher income before taxes.

Net income available for common shareholders increased in the second quarter of 1996 to $19,272 or $.35 per share from $13,891 or $.27 per share for the same period in 1995. For the six months ended June 30, 1996, net income available to common shareholders increased to $33,733 or $.62 per share from $22,424 or $.48 per share.


                    CALENERGY COMPANY, INC.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      (in thousands, except per share and per kWh amounts)
               _________________________________


Liquidity and Capital Resources:

The Company's cash and investments were $253,661 at June 30, 1996 as compared to $72,114 at December 31, 1995. In addition, the Company's share of the Coso Project cash and investments retained in project control accounts at June 30, 1996 was $55,828. At December 31, 1995 the Company's share of the Coso Project and the Partnership Project cash and investments retained in project control accounts was $77,590. Distributions out of the project control accounts are made monthly to the Company for operation and maintenance and capital costs and semiannually to each Coso Project partner for profit sharing under a prescribed calculation subject to mutual agreement by the partners. In addition to these liquid instruments, the Company recorded separately restricted cash of $79,237 and $149,227 at June 30, 1996 and December 31, 1995, respectively. The restricted cash balance as of June 30, 1996 is comprised primarily of amounts deposited in restricted accounts from which the Company will source its equity contribution requirements relating to the Upper Mahiao and Mahanagdong projects, fund certain capital improvements at the Imperial Valley Project and the Company's proportionate share of Coso Project cash reserves for the debt service reserve funds. Also, the Company had $3,295 and $34,190 of short term
investments  as  of  June  30,  1996  and  December   31,   1995,
respectively.

The Company repurchased 173 and 102 common shares for aggregate amounts of $3,221 and $1,590 during the first six months of 1996 and 1995, respectively. At June 30, 1996 the Company holds 3 shares of its common stock at a cost of $61 to provide shares for issuance under the Company's employee stock option and share purchase plan and other outstanding convertible securities. The repurchase plan attempts to minimize the dilutive effect of the additional shares issued under these plans.

On July 8, 1996 the Company obtained a $100,000 three year revolving credit facility of which the Company has drawn $35,000 as of July 31, 1996. The facility is unsecured and is available to fund general operating capital requirements and finance future business opportunities.


                    CALENERGY COMPANY, INC.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      (in thousands, except per share and per kWh amounts)
               _________________________________


Liquidity and Capital Resources:  (continued)

On June 20, 1996 the Salton Sea Funding Corporation, a wholly owned indirect subsidiary of the Company, (the "Funding Corporation"), completed a sale to institutional investors of $135,000 aggregate amount of Senior Secured Series D Notes and Series E Bonds which are nonrecourse to the Company.

The Funding Corporation Series D Notes and Series E Bonds which mature in May 2000 and May 2011 respectively, bear an interest rate of 7.02% and 8.30% respectively.

The proceeds of the offering were used by Funding Corporation to refinance $96,584 of existing project level indebtedness at the Partnership Project, to fund a portion of the Partnership Interest Acquisition and for certain capital improvements at the Imperial Valley.

On April 12, 1996, CalEnergy Capital Trust, a special purpose Delaware business trust organized by the Company (the "Trust") completed a private placement (with certain shelf registration
rights)   of   $100,000   of  convertible  preferred   securities
("TIDES"). In addition, an option to purchase an additional 78.6 TIDES, or $3,930, was exercised by the underwriters to cover over-allotments.

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

In 1995, the Company commenced development of and has obtained financing for the Casecnan Project, a multipurpose irrigation and hydroelectric power facility with a rated capacity of approximately 150 net MW located on the island of Luzon in the Philippines. The total project cost for the facility is approximately $495,000. The current capital structure consists of term loans of $371,500 and $123,836 in equity contributions. The Company's portion of the contributed equity is approximately $61,918. The Overseas Private Investment Corporation ("OPIC") is providing political risk insurance on the equity investment.

The project is structured as a 20 year build-own-operate-transfer ("BOOT"), in which the Company's indirect subsidiary CE Casecnan Water and Energy Company, Inc., a Philippine corporation, will be responsible as the BOOT operator. The fixed price, date-certain turnkey contractor is Hanbo Corporation of South Korea.

In   1995,  the  Company  signed  a  non-binding  Memorandum   of
Understanding with an international mining company which provides, among other things, for the Company, at its option, to deliver power for the mineral extraction process. The initial phase of the project would require at least 15 MW. To date the pilot plant has successfully produced zinc at the Company's
Imperial Valley Project. The mining company is presently completing construction of its larger demonstration plant. If successfully developed, the mineral extraction process will provide an environmentally compatible and low cost minerals recovery methodology. The project is subject to a number of uncertainties, including the execution of definitive agreements with respect to power sales and other mineral recovery activities, and implementation cannot be assured.

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


Liquidity and Capital Resources: (continued)

The Company will supply approximately $56,000 of equity and project debt financing will constitute the balance of approximately $162,000. A syndicate of international commercial lenders is providing the construction financing. The Export-Import Bank of the U.S. ("Ex-Im Bank") is providing political risk insurance to the commercial banks on the construction loan and will provide the preponderance of project term financing upon satisfaction of conditions associated with commercial operation. As of June 30, 1996, draws on the construction loan totalled $147,129, equity investments made by subsidiaries of the Company totalled $56,000 and advances by subsidiaries of the Company totalled $3,355. These advances will be repaid by draws on the construction loan. OPIC is providing political risk insurance on the equity investment by the Company in this project. The Upper Mahiao project commenced construction in April of 1994, was deemed complete in June, 1996 and began receiving capacity payments pursuant to the Upper Mahiao Energy Conversion Agreement ("ECA") in July of 1996. The project is structured as a ten year BOOT, in which the Company's subsidiary CE Cebu Geothermal Power Company, Inc. ("CE Cebu"), the project company, was responsible for implementing construction of the geothermal power plant and, as owner, for providing operations and maintenance during the ten year BOOT period. The electricity generated by the Upper Mahiao geothermal power plant will be sold to the PNOC - Energy Development Corporation ("PNOC-EDC"), which is also responsible for supplying the facility with the geothermal steam. After a ten year cooperation period, and the recovery by the Company of its capital investment plus incremental return, the plant will be transferred to PNOC-EDC at no cost. Ormat Inc. of Sparks, Nevada, is the turnkey contractor for the project.

PNOC-EDC is obligated to pay for electric capacity that is nominated each year by CE Cebu, irrespective of whether PNOC-EDC is willing or able to accept delivery of such capacity. PNOC-EDC pays to CE Cebu a fee (the "Capacity Fee") based on the plant capacity nominated to PNOC-EDC in any year (which, at the plant's design capacity, is approximately 95% of total contract revenues) and a fee (the "Energy Fee") based on the electricity actually delivered to PNOC-EDC (approximately 5% of total contract revenues). The Capacity Fee serves to recover the capital costs of the project, to recover fixed operating costs and to cover return on investment. The Energy Fee is designed to cover all variable


                    CALENERGY COMPANY, INC.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      (in thousands, except per share and per kWh amounts)
                ________________________________


Liquidity and Capital Resources: (continued)

operating  and  maintenance costs of the power  plant.   Payments
under the Upper Mahiao ECA are denominated in U.S. dollars, or computed in U.S. dollars and paid in Philippine pesos at the then-current exchange rate, except for the Energy Fee, which will be used to pay Philippine peso-denominated expenses. Significant portions of the Capacity Fee and Energy Fee are indexed to U.S. and Philippine inflation rates, respectively. PNOC-EDC's payment requirements, and its other obligations under the Upper Mahiao ECA are supported by the Government of the Philippines through a performance undertaking.

In August 1994, the Company closed the financing for the 165 net MW Mahanagdong project located in the Philippines. The total project cost for the facility is approximately $320 million. The capital structure consists of a term loan of $240 million and approximately $80 million in equity contributions. OPIC and a consortium of international commercial lenders is providing the construction debt financing facility. The debt provided by the commercial lenders is insured against political risk by the Ex-Im Bank. Ten year term debt financing (which will replace the construction debt) will be provided by Ex-Im Bank and by OPIC. The Mahanagdong project has commenced construction and as of June 30, 1996, the Company's proportionate share of draws on the construction loan totalled $65,005, equity investments made by a subsidiary of the Company totalled $31,580 and advances by subsidiaries of the Company totalled $2,566. OPIC is providing political risk insurance on the equity. The Mahanagdong project is targeted for service in July, 1997. As with the Upper Mahiao project, the Mahanagdong project is structured as a ten year BOOT, in which the Company will be responsible for implementing construction of the geothermal power plant and, as owner, for providing operations and maintenance for the ten year BOOT period. After a ten year cooperation period, and the recovery by the Company of its capital investment plus incremental return, the plant will be transferred to PNOC-EDC at no cost.

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

In December 1994, financing was closed and construction commenced on the Malitbog Project, a 216 net MW geothermal project, located on the island of Leyte. The Malitbog Project will be built, owned and operated by Visayas Geothermal Power Company ("VGPC"), a Philippine general partnership that is wholly owned, indirectly, by the Company. VGPC will sell 100% of its capacity on substantially the same basis as described above for the Upper Mahiao Project to PNOC-EDC, which will in turn sell the power to the National Power Corporation of the Philippines.

The Malitbog Project has a total project cost of approximately $280 million, including interest during construction and project contingency costs. A consortium of international lenders and OPIC have provided a total of $210 million of construction and term loan facilities, the $135 million international commercial bank portion of which is supported by political risk insurance from OPIC. As of June 30, 1996, draws on the construction loan totalled $93,736, the equity investments made by subsidiaries of the Company totalled $70,000 and advances by subsidiaries of the Company totalled $5,069. The advances will be repaid by draws on the construction loan. The Company's equity contribution to VGPC of $70,000 is covered by political risk insurance from OPIC and the Multilateral Investment Guarantee Agency ("MIGA"). As with the Upper Mahiao project, the Malitbog project is structured as a ten year BOOT, in which the Company will be responsible for implementing construction of the geothermal power plant and, as owner, for providing operations and maintenance for the ten year BOOT period. After a ten year cooperation period, and the recovery by the Company of its capital investment plus incremental return, the plant will be transferred to PNOC-EDC at no cost.


                    CALENERGY COMPANY, INC.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      (in thousands, except per share and per kWh amounts)
                ________________________________


Liquidity and Capital Resources: (continued)

The Malitbog Project is being constructed by Sumitomo Corporation pursuant to a fixed-price, date-certain, turnkey supply and construction contract. Unit 1 was deemed complete in late July 1996 and commercial operation of Unit 2 and Unit 3 is scheduled to commence in July 1997.

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

                    CALENERGY COMPANY, INC.

                  PART II - OTHER INFORMATION


Item 1 -  Legal proceedings.

        As of June 30, 1996, there are no material outstanding lawsuits.

Item 2 -  Changes in Securities.

     Not applicable.

Item 3 -  Defaults on Senior Securities.

     Not applicable.

Item 4 -  Submission of Matters to a Vote of Security Holders.

               a. The Company's Annual Meeting of Stockholders was held on May 16, 1996.

               b.     Directors  elected at the Company's  Annual
          Meeting of Stockholders on May 16, 1996 are named below as follows:

          Judith E. Ayres
          Richard K. Davidson
          Bernard W. Reznicek
          David L. Sokol
          David E. Wit

                         Directors whose term of office as a Director continued after the meeting are named below as follows:

          Edgar D. Aronson
          James Q. Crowe
          Ben Holt
          Richard R. Jaros
          Everett B. Laybourne, Esq. (Director Emeritus)
          Walter Scott, Jr.
          Barton W. Shackelford (Director Emeritus)
          John R. Shiner

               c. The following proposals were voted on at the annual meeting:

        (i)   Proposal  1  -  Election   of
              Directors (with terms expiring at the 1999 annual meeting) for each of the persons named below as follows:
                                                    Withholding
              Nominees                    For        Authority

              Judith E. Ayres          40,347,221      235,277
              Richard K. Davidson      40,347,616      234,882
              Bernard w. Reznicek      40,346,475      236,023
              David L. Sokol           40,290,820      291,678
              David E. Wit             40,344,411      238,087

      (ii) Proposal 2 - Ratification and approval of amended stock option plan


              Such proposal passed with 36,334,525 affirmative
              votes.   4,138,995  votes were  cast  against  such
              proposal with 108,978 shares abstaining.

     (iii)    Proposal  3  -  Ratification of the appointment  of
              Deloitte & Touche LLP as independent auditors for the fiscal year 1996.


              Such proposal passed with 40,458,514 affirmative
              votes.    76,076  votes  were  cast  against   such
              proposal with 47,908 shares abstaining.

Item 5 -  Other Information.

     Not applicable.

Item 6 -  Exhibits and Reports on Form 8-K.

  (a)  Exhibits:

     Exhibit 11 - Calculation of earnings per share.

     Exhibit 15 - Awareness letter of Independent Accountants.

     Exhibit 27 - Financial Data Schedule


       (b)   Reports on Form 8-K:

        During the quarter ended June 30, 1996, the Company filed the following:

                     (i)  Form 8-K dated April 1, 1996 announcing
               the formation of CalEnergy Capital Trust and the proposed TIDES Offering, the sizing and pricing of the proposed offering of TIDES and its Credit Rating Upgrade from Moody's.

                     (ii) Form 8-K dated April 2, 1996 announcing
               the Registrant is filing cautionary statements identifying important factors that could cause the Registrant's actual results to differ materially from those projected in forward-looking statements.

                     (iii)      Form  8-K dated  April  12,  1996
               announcing that CalEnergy Capital Trust completed a private placement of $100 million of 6 1/4% convertible preferred securities with a liquidation preference of $50 each.

                    (iv) Form 8-K dated April 17, 1996 announcing
               the Registrant completed the acquisition of Edison Mission Energy 50% interest in four geothermal facilities at Imperial Valley, California for a cash purchase price of $70 million.





                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             CALENERGY COMPANY, INC.


Date: August 14, 1996         /s/ John G. Sylvia
                              John G. Sylvia
                              Senior Vice President and
                              Chief Financial Officer



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