Form 10-Q
period 1996-11-14
CALENERGY CO INC
filed 1996-11-14
CIK 720556

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON D.C.  20549

                     ______________________

                           FORM 10-Q

      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended

                       September 30, 1996

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

63,655,333 shares of Common Stock, $0.0675 par value were outstanding as of October 31, 1996.


                    CALENERGY COMPANY, INC.

                           Form 10-Q

                       September 30, 1996
                         _____________

                        C O N T E N T S

                 PART I:  FINANCIAL INFORMATION           Page

Item 1.   Financial Statements

Report of Independent Accountants                             3

Consolidated Balance Sheets, September 30, 1996
 and December 31, 1995                                        4

Consolidated Statements of Operations for the Three
 and Nine Months Ended September 30, 1996 and 1995            5

Consolidated Statements of Cash Flows for the
 Nine Months Ended September 30, 1996 and 1995                6

Notes to Consolidated Financial Statements                    7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations      13

 PART II:  OTHER INFORMATION

Item 1.   Legal Proceedings                                  29
Item 2.   Changes in Securities                              29
Item 3.   Defaults on Senior Securities                      29
Item 4.   Submission of Matters to a Vote of
          Security Holders                                   29
Item 5.   Other Information                                  29
Item 6.   Exhibits and Reports on Form 8-K                   29

Signatures                                                   31

Exhibit Index                                                32


INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors and Stockholders
CalEnergy Company, Inc.
Omaha, Nebraska

We have reviewed the accompanying consolidated balance sheet of CalEnergy Company, Inc. and subsidiaries as of September 30, 1996, and the related consolidated statements of operations for the three and nine month periods ended September 30, 1996 and 1995 and the related consolidated statements of cash flows for the nine month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

DELOITTE & TOUCHE LLP
Omaha, Nebraska
October 22, 1996

                    CALENERGY COMPANY, INC.

                  CONSOLIDATED BALANCE SHEETS
            (in thousands, except per share amounts)
                ________________________________


                                       September 30   December 31
                                          1996           1995
                                       (unaudited)
ASSETS
Cash and investments                      $334,335    $  72,114
Joint venture cash and investments          37,092       77,590
Restricted cash                             94,392      149,227
Short-term investments                       2,864       34,190
Accounts receivable                        109,453       57,909
Due from joint ventures                     18,211       27,273
Properties, plants, contracts and
   equipment, net (Note 3)               2,223,770    1,781,255
Notes receivable - joint ventures           11,250       14,254
Excess of cost over fair value of
   net assets acquired, net                393,763      302,288
Equity investments                         200,408       60,815
Deferred charges and other assets          122,904       77,123

 Total assets                           $3,548,442   $2,654,038

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable                        $    7,118   $    6,638
Other accrued liabilities                  103,160       87,892
Project loans                              284,779      257,933
Construction loans                         351,923      211,198
Senior discount notes                      514,626      477,355
Senior notes (Note 9)                      224,137            -
Salton Sea notes and bonds                 563,035      452,088
Limited recourse senior secured notes      200,000      200,000
Convertible subordinated
  debentures (Note 7)                       73,755      100,000
Revolving loan (Note 10)                    35,000            -
Convertible debt (Note 7)                        -       64,850
Deferred income taxes                      339,923      226,520

 Total liabilities                        2,697,456   2,084,474

Deferred income                             25,244       26,032

Convertible preferred securities
   of subsidiary (Note 8)                  103,930            -

Commitments and contingencies (Notes 8, 9, 10 and 11)

Stockholders' equity:
Preferred stock - authorized 2,000
   shares, no par value                         -            -
Common stock - par value $0.0675 per
 share, authorized 80,000 shares,
 issued 57,066 and 50,680 shares,
 outstanding 57,066 and 50,593 at
 September 30, 1996 and December 31,
 1995, respectively                         3,853         3,421
Additional paid in capital                 447,467      343,406
Retained earnings                          276,346      205,059
Treasury stock - 0 and 87 common
 shares at September 30, 1996 and
 December 31, 1995, respectively, at cost      (1)      (1,348)
Unearned  compensation - restricted stock  (5,853)      (7,006)

 Total stockholders' equity                721,812      543,532

 Total liabilities and stockholders'
   equity                               $3,548,442   $2,654,038


The accompanying notes are an integral part of these financial statements.


                    CALENERGY COMPANY, INC.

             CONSOLIDATED STATEMENTS OF OPERATIONS
            (in thousands, except per share amounts)
                ________________________________


                                   Three Months          Nine  Months
                                       Ended                Ended
                                    September 30         September 30
                                   1996       1995      1996       1995
                                     (unaudited)         (unaudited)
Revenues:

Sales of electricity and steam     $165,487 $102,423  $346,166   $257,157
Income on equity investments          2,998        -     2,998          -
Royalty income                          980    5,372     5,995     14,201
Interest and other income             9,583   11,922    30,039     32,140

     Total revenues                 179,048  119,717   385,198    303,498

Costs and expenses:

Plant operations                     32,159   22,458    73,546     61,331
General and administration            6,518    4,600    15,814     15,877
Royalty expense                       8,023    7,913    18,294     18,249
Depreciation and amortization        36,587   17,210    80,300     47,034
Loss on equity investment
   in Casecnan                        1,192        -     3,966          -
Interest expense                     45,017   34,229   116,521     99,524
Less interest capitalized           (7,951)  (6,512)  (31,459)   (16,633)
Dividends on convertible preferred
  securities of subsidiary (Note 8)   1,624        -     3,067         -

     Total costs and expenses       123,169   79,898   280,049   225,382

Income before income taxes           55,879   39,819   105,149    78,116

Provision for income taxes           18,325   12,457   33,862     24,245

Income before minority interest     37,554   27,362    71,287     53,871

Minority interest                        -        -         -      3,005

Net income                          37,554   27,362    71,287     50,866

Preferred dividends
(paid  in kin                           -         -         -      1,080

Net income available for
common shareholders               $37,554    $27,362   $71,287    $49,786

Net income per share - primary   $    .67   $    .52   $  1.29    $  1.02

Net income per share - fully
  diluted (Note 5)               $    .59   $    .48   $  1.18   $    .96

Average number of common and
common equivalent shares
outstanding                         56,296    53,080    55,362     48,861

Fully diluted shares (Note 5)       67,740    61,518    66,397     56,829

The accompanying notes are an integral part of these financial statements.


                    CALENERGY COMPANY, INC.

             CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (in thousands)
                ________________________________


                                                   Nine Months Ended
                                                     September 30
                                                   1996       1995
Cash flows from operating activities:          (unaudited)
Net income                                       $ 71,287    $ 50,866
Adjustments to reconcile net cash flow
  from operating activities:
Depreciation and amortization                      73,873      41,948
Amortization of excess of cost over
  fair value of net assets acquired                 6,427       5,086
Amortization of original issue discount            37,272      33,727
Amortization of deferred financing costs            6,900       6,671
Amortization of deferred compensation               1,153           -
Provision for deferred income taxes                16,188      16,823
Loss on equity investments                            968           -
Changes in other items:
Accounts receivable                              (34,372)    (23,133)
Accounts payable and accrued liabilities            1,833         383
Deferred income                                     (788)        (31)
Income tax payable                                  2,091           -

Net cash flows from operating activities          182,832     132,340

Cash flows from investing activities:
Purchase of Falcon, net of cash acquired        (206,577)           -
Purchase of Partnership Interest, net of
   cash acquired                                 (58,044)           -
Malitbog construction                            (95,047)    (56,110)
Upper Mahiao construction                        (26,265)   (118,737)
Mahanagdong construction                         (36,903)    (33,961)
Salton Sea Unit IV construction                  (57,513)    (38,894)
Indonesian and other development                 (48,721)     (6,189)
Pacific Northwest, Nevada and Utah                (3,746)     (3,703)
Capital  expenditures  relating to
  operating projects                             (23,913)    (14,879)
Decrease in short-term investments                 31,326      73,163
Decrease (increase) in restricted cash             75,926    (52,344)
Decrease in other investments and assets            9,371      10,118
Purchase  of Magma, net of cash acquired                -   (906,226)

Net cash flows from investing activities        (440,106) (1,147,762)

Cash flows from financing activities:
Proceeds from convertible preferred
  securities of subsidiary                       103,930            -
Proceeds from Salton Sea notes and bonds         135,000      475,000
Proceeds from issuance of senior notes           224,136            -
Proceeds from revolver                            35,000            -
Repayment of Salton Sea notes and bonds         (24,053)            -
Proceeds and net benefits from sale of common
  and treasury stock and exercise of options      13,950      299,269
Repayment of project finance loans             (140,924)    (153,763)
Construction loans                               140,725      123,316
Decrease (increase) in amounts due from
  joint ventures                                   8,666      (8,678)
Deferred financing costs                        (14,212)     (34,733)
Purchase of treasury stock                       (3,221)      (1,590)
Proceeds from limited recourse senior
   secured notes                                       -      200,000
Proceeds from merger loan                              -      500,000
Repayment of merger loan                               -    (500,000)

Net cash flows from financing activities         478,997      898,821

Net increase (decrease) in cash and
  cash equivalents                               221,723     (116,601)

Cash and cash equivalents at beginning
   of period                                     149,704       308,091

Cash and cash equivalents at end of period     $ 371,427    $  191,490

Supplemental disclosures:

Interest paid, net of amount capitalized       $  48,477     $  53,025

Income taxes paid                              $  17,790     $   6,359

Supplemental schedule of non-cash financing activities:
Additional common stock was issued upon the conversion of $64,850 of convertible debt and the conversion of $26,245 of the convertible subordinated debentures.

The accompanying notes are an integral part of these financial statements.


                    CALENERGY COMPANY, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (in thousands, except per share and per kWh amounts)
                ________________________________


1.   General:

In the opinion of management of CalEnergy Company, Inc. (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1996 and the results of operations for the three and nine months ended September 30, 1996 and 1995, and cash flows for the nine months ended September 30, 1996 and 1995.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, and its proportionate share of the accounts of the partnerships and joint ventures in which it has invested except for CE Casecnan Water and Energy Company, Inc. and Saranac Power Partners, L.P. and NorCon Power Partners, L.P., two projects acquired by the Company on August 7, 1996 (see Note 6), which are accounted for under the equity method.

The  results  of operations for the three and nine  months  ended
September 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

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

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (in thousands, except per share and per kWh amounts)
                ________________________________


3.   Properties, Plants, Contracts and Equipment:

Properties,   plants,  contracts  and  equipment   comprise   the
following:

                                      September 30,  December 31,
                                         1996           1995
                                      (unaudited)
Operating project costs:
Power plants                            $1,260,962    $ 623,778
Wells, resource, and development           395,109      329,414
Power sales agreements                     233,030      188,415
Licenses, equipment and other               58,244       58,052
Wells and resource development
  in progress                                 130           465

Total operating facilities               1,947,475    1,200,124

Less accumulated depreciation
  and amortization                       (237,903)    (164,184)

     Net operating facilities            1,709,572    1,035,940

Mineral and resource reserves              203,409      212,929
Construction in progress:
  Malitbog                                 142,611      146,735
  Mahanagdong                              113,463       76,560
  Indonesian and other development          54,715       11,418
  Upper Mahiao                                   -      188,904
  Salton Sea Unit IV                             -      108,769

     Total                              $2,223,770   $1,781,255

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


                    CALENERGY COMPANY, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (in thousands, except per share and per kWh amounts)
                ________________________________


4.   Income Taxes: (continued)

income tax basis of the power plants and the well and resource development costs, and in addition, the offsetting benefits of operating loss carryforwards and investment and geothermal energy tax credits.

5.   Net Income Per Common Share:

Fully diluted earnings per common share assumes the conversion at the beginning of the year of the convertible debt into 3,529 common shares at a conversion price of $18.375 per share, the conversion at the beginning of the year of the convertible subordinated debentures into 4,444 common shares at a conversion price of $22.50 per share, the conversion of the convertible preferred securities of subsidiary into 3,477 common shares at a conversion price of $29.89 per share and the exercise of all dilutive stock options outstanding at their option prices, with the option exercise proceeds used to repurchase shares of common stock at the ending market price.

6.Purchase of Falcon Seaboard Resources, Inc. and Edison  Mission
  Energy's Partnership Interests:

On August 7, 1996 the Company completed the acquisition of Falcon Seaboard Resources, Inc. (the "Falcon Acquisition") for a cash
price   of  $226,000.   Through  the  acquisition,  the   Company
indirectly acquired significant ownership interests in three operating gas-fired cogeneration facilities and a related natural-gas pipeline. The acquisition is accounted for as a purchase.
The plants are located in Texas, Pennsylvania and New York and total 520 MW in capacity.

On April 17, 1996 the Company completed the acquisition of Edison Mission Energy's partnership interests (the "Partnership Interest Acquisition") in four geothermal operating facilities in California for a cash purchase price of $70,000. The acquisition is accounted for as a purchase.

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

Unaudited proforma combined revenue, net income and primary earnings per share of the Company, Falcon Acquisition and the Partnership Interest Acquisition (including the issuance of


                    CALENERGY COMPANY, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (in thousands, except per share and per kWh amounts)
                ________________________________


6. Purchase  of  Falcon  Seaboard  Resources,  Inc.  and   Edison
   Mission Energy's Partnership Interest:  (continued)

Salton Sea Funding Corporation Senior Secured Series D Notes and Series E Bonds described in Note 8) for the nine months ended September 30, 1996 as if the acquisition had occurred at the beginning of the periods presented were $455,328, $74,499 and $1.35, respectively, compared to $430,692, $59,049 and $1.12 for the same period last year.

7.   Conversion of Debt to Equity:

On September 20, 1996, the Company converted the $64,850 convertible debt and associated accrued interest into 3,620 common shares at a conversion price of $18.375 per share. Also in September, the Company converted $26,245 of convertible subordinated debentures into 1,166 common shares at a conversion price of $22.50 per share. Substantially all of the remaining $73,755 convertible subordinated debentures converted into 3,277 common shares in October, 1996.

8.   Issuance of Convertible Preferred Securities:

On April 12, 1996, CalEnergy Capital Trust, a special purpose Delaware business trust organized by the Company (the "Trust"), completed a private placement (with certain shelf registration
rights)   of   $100,000   of  convertible  preferred   securities
("TIDES"). In addition, an option to purchase an additional 78.6 TIDES, or $3,930, was exercised by the underwriters to cover over-allotments.

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


                    CALENERGY COMPANY, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (in thousands, except per share and per kWh amounts)
                ________________________________


9.   Debt Offerings:

On September 20, 1996 the Company completed a sale to institutional investors of $225,000 aggregate principal amount of 9 1/2% Senior Notes due 2006. The proceeds of the offering are available to make equity investments in future domestic and international energy projects, to fund possible project or company acquisitions, and for other general corporate purposes.

On June 20, 1996 the Salton Sea Funding Corporation, a wholly owned indirect subsidiary of the Company (the "Funding Corporation"), completed a sale to institutional investors of $135,000 aggregate amount of Senior Secured Series D Notes and Series E Bonds ("the Notes and Bonds") which are nonrecourse to the Company. The Funding Corporation Notes and Bonds which mature in May 2000 and May 2011 respectively, bear an interest rate of 7.02% and 8.30% respectively. The Funding Corporation Notes and Bonds are rated BBB- by Standard & Poor's Corporation and Baa3 by Moody's Investors Service, Inc. The proceeds of the offering were used by the Funding Corporation to refinance $96,584 of existing project level indebtedness, to fund a portion of the purchase price for the Partnership Interest Acquisition and for certain capital improvements at the Imperial Valley Project.

10.                     Revolving Credit Facility:

On July 8, 1996 the Company obtained a $100,000 three year revolving credit facility. The facility is unsecured and is available to fund general operating capital requirements and finance future business opportunities.

11.                    Subsequent Events:

On October 28, 1996 the Company announced that CE Electric UK plc, which is indirectly owned on a 70% basis by the Company and a 30% basis by Peter Kiewit Sons', Inc., has offered to pay approximately $1,225,000 cash in an unsolicited offer to acquire all of the ordinary shares and preference shares of Northern Electric plc ("Northern"), a regional electricity distribution and supply company in the United Kingdom. The offer is not being made, directly or indirectly, in or into the United States or by use of the mails or any means or instrumentality (including, without limitation, facsimile transmission, telex and telephone) of interstate or foreign commerce of, or any facilities of a national securities exchange of, the United States and the offer cannot be accepted by any such use, means, instrumentality or from within the United States.


                     CALENERGY COMPANY, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (in thousands, except per share and per kWh amounts)
                ________________________________


11.             Subsequent Events:  (continued)

Northern is one of the twelve UK regional electricity companies which came into existence as a result of the restructuring and subsequent privatization of the U.K. electricity industry in 1990. Its main business is the distribution and supply of electricity to approximately 1.5 million customers in the North
East of England. For its fiscal year ended March 31, 1996, Northern had a profit before tax of approximately $241,000 on revenues of approximately $1,440,000. As of November 8, 1996, CE Electric UK plc owned approximately 29.5% of the outstanding ordinary shares of Northern.

On October 4, 1996 the Company closed the $120,000 project financing for the Dieng Unit 1 55 net MW geothermal project located in Indonesia. Dieng Unit 1 is already under construction and is currently expected to begin commercial operation by late 1997.

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

For purposes of consistent financial presentation, plant capacity factors for Navy I, Navy II, and BLM (collectively the Coso Project) are based upon a capacity amount of 80 net MW for each plant. Plant capacity factors for Vulcan, Hoch (Del Ranch), Elmore and Leathers (collectively the Partnership Project) are based on capacity amounts of 34, 38, 38, and 38 net MW respectively, and for Salton Sea I, Salton Sea II, Salton Sea III and Salton Sea IV plants (collectively the Salton Sea Project) are based on capacity amounts of 10, 20, 49.8 and 39.6 net MW respectively (the Partnership Project and the Salton Sea Project are collectively referred to as the Imperial Valley Project). Plant capacity factors for Saranac, Power Resources, Inc., NorCon and Yuma (collectively the Gas Plants) are based on capacity amounts of 240, 200, 80, and 50 net MW, respectively. Each plant possesses an operating margin which periodically allows for production in excess of the amount listed above. Utilization of this operating margin is based upon a variety of factors and can be expected to vary between calendar quarters, under normal operating conditions.

The Coso Project and the Partnership Project sell all electricity generated by the respective plants pursuant to seven long-term SO4 Agreements between the projects and Southern California Edison Company ("Edison"). These SO4 Agreements provide for capacity payments, capacity bonus payments and energy payments. Edison makes fixed annual capacity payments to the projects, and to the extent that capacity factors exceed certain benchmarks is required to make capacity bonus payments. The price for capacity and capacity bonus payments is fixed for the life of the SO4 Agreements and the capacity payment is significantly higher in the months of June through September. Energy is sold at increasing fixed rates for the first ten years of each contract and thereafter at Edison's Avoided Cost of Energy.

The fixed energy price periods of the Coso Project SO4 Agreements extend  until  at least August 1997, March 1999 and January  2000 for  each  of the units operated by the Navy I, BLM and  Navy  II
Partnerships, respectively.

The fixed energy price periods of the Partnership Project SO4 Agreements extended until February 1996 for the Vulcan Partnership and extend until December 1998, December 1998, and December 1999 for each of the Hoch (Del Ranch), Elmore and Leathers Partnerships, respectively.


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

The Salton Sea II and Salton Sea III Projects sell electricity to Edison pursuant to 30 year modified SO4 Agreements. The contract capacities and contract nameplates are 15 MW and 20 MW for Salton Sea II and 47.5 MW and 49.8 MW for Salton Sea III, respectively. The contracts require Edison to make capacity payments, capacity bonus payments and energy payments. The price for contract capacity and contract capacity bonus payments is fixed for the life of the modified SO4 Agreements. The energy payments for the first ten year period, which expires April 4, 2000, are levelized at a time period weighted average of 10.6 cents per kWh and 9.8 cents per kWh for Salton Sea II and Salton Sea III, respectively. Thereafter, the monthly energy payments will be at Edison's Avoided Cost of Energy. For Salton Sea II only, Edison is entitled to receive, at no cost, 5% of all energy delivered in excess of 80% of contract capacity for the period April 1, 1994 through September 30, 2004.

The Salton Sea IV Project sells electricity to Edison pursuant to a modified SO4 agreement which provides for contract capacity payments on 34 MW of capacity at two different rates based on the respective contract capacities deemed attributable to the original Salton Sea PPA option (20 MW) and to the original Fish Lake PPA (14 MW). The capacity payment price for the 20 MW portion adjusts quarterly based upon specified indices and the capacity payment price for the 14 MW portion is a fixed levelized rate. The energy payment (for deliveries up to a rate of 39.6
MW) is at a fixed price for 55.6% of the total energy delivered by Salton Sea IV and is based on an energy payment schedule for 44.4% of the total energy delivered by Salton Sea IV. The contract has a 30-year term but Edison is not required to purchase the 20 MW of capacity and energy originally attributable to the Salton Sea I PPA option after September 30, 2017, the original termination date of the Salton Sea I PPA.


                    CALENERGY COMPANY, INC.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      (in thousands, except per share and per kWh amounts)
               _________________________________


Results of Operations:  (continued)

For the nine months ended September 30, 1996, Edison's average Avoided Cost of Energy was 2.3 cents per kWh which is substantially below the contract energy prices earned for the nine months ended September 30, 1996. Estimates of Edison's future Avoided Cost of Energy vary substantially from year to year. The Company cannot predict the likely level of Avoided Cost of Energy prices under the  SO4  Agreements  and  the modified  SO4  Agreements  at  the
expiration  of  the  scheduled  payment  periods.   The  revenues
generated  by each of the projects operating under SO4 Agreements
could   decline  significantly  after  the  expiration   of   the
respective scheduled energy payment periods.

The Upper Mahiao project was deemed complete in June, 1996 and began receiving capacity payments pursuant to the Upper Mahiao Energy Conversion Agreement ("ECA") in July of 1996. The project is structured as a ten year build-own-operate-transfer ("BOOT"), in which the Company's subsidiary CE Cebu Geothermal Power Company, Inc. ("CE Cebu"), the project company, was responsible for implementing construction of the geothermal power plant and, as owner, for providing operations and maintenance during the ten year BOOT period. The electricity generated by the Upper Mahiao geothermal power plant is sold to the PNOC - Energy Development Corporation ("PNOC-EDC"), which is also responsible for supplying the facility with the geothermal steam. After the ten year cooperation period, and the recovery by the Company of its capital investment plus incremental return, the plant will be transferred to PNOC-EDC at no cost.

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


Results of Operations:  (continued)

Unit I of the Malitbog project was deemed complete in July 1996. The Malitbog Project is being built, owned and operated by Visayas Geothermal Power Company ("VGPC"), a Philippine general partnership that is wholly owned, indirectly, by the Company. VGPC is selling 100% of its capacity on substantially the same basis as described above for the Upper Mahiao Project to PNOC-EDC, which will in turn sell the power to the National Power Corporation of the Philippines.

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

The  Saranac Project sells electricity to New York State Electric
&  Gas  pursuant to a 15 year negotiated power purchase agreement
(the "Saranac PPA"), which provides for capacity and energy payments. Capacity payments, which in 1996 total 2.1 cents per kWh, are received for electricity produced during "peak hours" as defined in the Saranac PPA and escalate at approximately 4.1% annually for the remaining term of the contract. Energy payments, which average 6.3 cents per kWh in 1996, escalate at approximately
4.4%  annually  for  the remaining term  of  the  contract.   The
Saranac PPA expires in June of 2009.

The Power Resources Project sells electricity to Texas Utilities Electric Company ("TUEC") pursuant to a 15 year negotiated power purchase agreement (the "Power Resources PPA"), which provides for capacity and energy payments. Capacity payments and energy payments, which in 1996 are $2,930 per month and 2.86 cents per kWh, respectively, escalate at 3.5% annually for the remaining term of the contract. The Power Resources PPA expires in September 2003.

The  NorCon  Project  sells electricity to Niagara  Mohawk  Power
Corporation ("Niagara") pursuant to a 25 year negotiated power purchase agreement (the "NorCon PPA") which provides for energy payments calculated pursuant to an adjusting formula based on Niagara's ongoing Tariff Avoided Cost and the contractual Long-Run Avoided Cost. The NorCon PPA term extends through December 2017. The Company and Niagara are currently engaged in discussions regarding a potential restructuring or buyout and termination of the NorCon PPA.

                    CALENERGY COMPANY, INC.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      (in thousands, except per share and per kWh amounts)
               _________________________________


Results of Operations:  (continued)

The Yuma Project sells electricity to San Diego Gas & Electric Company ("SDG&E") under an existing 30-year power purchase contract. The energy is sold at SDG&E's Avoided Cost of Energy and the capacity is sold to SDG&E at a fixed price for the life of the power purchase contract. The contract term extends through May 2024.

The following operating data represent the aggregate capacity and electricity production of the Coso Project:

                     Three Months Ended      Nine Months Ended
                        September 30            September 30
                      1996       1995          1996     1995

Overall capacity factor 111.5%    112.2%       109.9%    109.5%

kWh produced
  (in thousands)       590,600   594,700     1,734,600 1,721,600

Installed capacity
  NMW (average)          240       240            240      240

The capacity factor for the three and nine months ended September
30, 1996 compared to the same periods in 1995 reflects the relatively consistent production at all three plants.


                    CALENERGY COMPANY, INC.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      (in thousands, except per share and per kWh amounts)
               _________________________________


Results of Operations:  (continued)

The following operating data represent the aggregate capacity and electricity production of the Partnership Project:

                     Three Months Ended       Nine Months Ended
                       September 30              September 30
                      1996       1995          1996     1995

Overall capacity Factor106.4%     108.0%       104.4%     106.0%

kWh produced
  (in thousands)      347,700    352,970     1,016,300  1,027,620

Installed capacity
  NMW (average)          148       148            148       148

The overall capacity factor for the Partnership Project decreased for the third quarter of 1996 compared to the third quarter of 1995 due to decreased production at the Vulcan plant. The overall capacity factor decreased for the nine months ended September 30, 1996 compared to the same period in 1995 primarily due to scheduled turbine overhauls at Leathers and Elmore in the first quarter of 1996.

The following operating data represent the aggregate capacity and electricity production of the Salton Sea Project:

                         Three Months Ended   Nine Months Ended
                            September 30        September 30
                           1996      1995      1996      1995

Overall capacity factor     97.9%      93.9%     89.6%     86.3%

kWh produced
  (in thousands)          258,000    165,400   573,900   451,400

Installed capacity NMW
  (weighted average)*       119.4      79.8      97.4      79.8

*The nine months ended September 30, 1996 is a weighted average for the commencement of operations at the Salton Sea Unit IV project.


                    CALENERGY COMPANY, INC.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      (in thousands, except per share and per kWh amounts)
               _________________________________


Results of Operations:  (continued)

The  overall  capacity  factor for the  Salton  Sea  Project  has increased for the three and nine months ended September 30,  1996 compared to the same periods in 1995 primarily as a result of the commencement of operations at the Salton Sea IV project.

The following operating data represents the aggregate capacity and electricity production of the Gas Plants:

                         Three Months Ended   Nine Months Ended
                            September 30         September 30
                           1996      1995      1996       1995

Overall capacity factor     87.1%      88.8%      88.7%   88.3%

kWh produced
  (in thousands)         1,095,982  1,117,481 3,323,287 3,309,260

Installed capacity NMW      570         570       570      570

The capacity factor of the Gas Plants reflects certain contractual curtailments. The capacity factors adjusted for these contractual curtailments are 100.7% and 100.1% for the three and nine months ended September 30, 1996 and 100.5% and 96.9% for the three and nine months ended September 30, 1995.

Roosevelt Hot Springs steam field supplied 100% of customer power plant steam requirements in the third quarter of 1996. The
Company has an approximate 70% interest in the Roosevelt Hot Springs field. The Desert Peak power plant operated at 81% of its nine net megawatt capacity in the third quarter of 1996.

Sales of electricity and steam increased in the third quarter of 1996 to $165,487 from $102,423 for the same period in 1995, a 61.6% increase. For the nine month period ended September 30, 1996, sales of electricity and steam increased to $346,166 from $257,157 in 1995, a 34.6% increase. These increases are primarily the result of the Partnership Interest Acquisition, the Falcon Acquisition, revenue from the Philippine facilities and the commencement of commercial operations at the Salton Sea Unit IV Project.

Income on equity investments reflects the Company's share of equity income primarily from the Saranac Project.

                    CALENERGY COMPANY, INC.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      (in thousands, except per share and per kWh amounts)
               _________________________________


Result of Operations:  (continued)

Royalty income decreased in the third quarter of 1996 to $980 from $5,372 in the same period in 1995, an 81.8% decrease. For the nine months ended September 30, 1996 royalty income decreased to $5,995 from $14,201, a 57.8% decrease. These decreases are a result of the Company no longer recognizing royalty income received from the Partnership Project as the Partnership Project is now owned 100% by the Company due to the Partnership Interest Acquisition. The Company continues to receive royalty income from other projects not owned by the Company.

Interest and other income decreased in the third quarter of 1996 to $9,583 from $11,922 for the same period in 1995, a 19.6% decrease. For the nine months ended September 30, 1996, interest and other income decreased to $30,039 from $32,140, a 6.5% decrease. These decreases are primarily a result of the Company no longer recognizing management services income received from the Partnership Project as the Partnership Project is now owned 100% by the Company due to the Partnership Interest Acquisition.

The Company's expenses as a percentage of sales of electricity and steam were as follows:

                           Three Months Ended Nine Months Ended
                            September 30           September 30
                             1996*      1995     1996*    1995
Plant operations (net of the
Company's management fees)    19.4%     20.4%    20.9%    22.4%

General and administration     3.9%      4.5%     4.6%     6.2%

Royalties                      4.8%      7.7%     5.3%     7.1%

Depreciation and amortization 22.1%     16.8%    23.2%    18.3%

Interest (less amounts
capitalized)                  22.4%     27.1%    24.6%    32.2%

                              72.6%     76.5%    78.6%    86.2%

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


Result of Operations:  (continued)

Plant operations increased in the third quarter of 1996 to $32,159 from $22,458 for the same period in 1995, a 43.2%
increase.   For the nine months ended September 30,  1996,  plant
operations increased to $73,546 from $61,331 in 1995, a 19.9% increase. These increases are primarily due to the Partnership Interest Acquisition, the Falcon Acquisition and the commencement of operations at the Salton Sea Unit IV Project.

General and administration costs increased in the third quarter of 1996 to $6,518 from $4,600 for the same period in 1995, a 41.7% increase. For the nine months ended September 30, 1996, corporate administration marginally decreased to $15,814 from $15,877 in 1995, a .4% decrease. General and administration costs continue to decrease as a percentage of revenue.

Royalty costs marginally increased in the third quarter of 1996 to $8,023 from $7,913 for the same period in 1995, a 1.4% increase. For the nine months ended September 30, 1996, royalty expense marginally increased to $18,294 from $18,249 in 1995, a
 .2% increase.

Depreciation and amortization increased in the third quarter of 1996 to $36,587 from $17,210 for the same period in 1995, a 112.6% increase. For the nine months ended September 30, 1996, depreciation and amortization increased to $80,300 from $47,034 in 1995, a 70.7% increase. These increases are primarily due to the amortization of the allocated purchase price and goodwill related to the Magma, Partnership Interest and Falcon acquisitions, the Philippine projects and the commencement of operations at the Salton Sea Unit IV Project.

Loss on equity investment in Casecnan reflects the Company's interim construction period share of interest expense in excess of capitalized interest and interest income at the Casecnan project, which is currently in construction.

Interest expense, less amounts capitalized, increased in the third quarter of 1996 to $37,066 from $27,717 for the same period in 1995, a 33.7% increase. For the nine months ended September 30, 1996, interest expense, less amounts capitalized increased to $85,062 from $82,891 in 1995, a 2.6% increase. These increases are due to greater average outstanding debt offset by the increase in capitalized interest on the Company's international and domestic projects in construction.


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

The provision for income taxes increased in the third quarter of 1996 to $18,325 from $12,457, for the same period in 1995, a 47.1% increase. For the nine months ended September 30, 1996, provisions for income taxes increased to $33,862 from $24,245 in 1995, a 39.7% increase. These increases are due to higher income before taxes and a marginal increase in the effective tax rate.

Net income available for common shareholders increased in the third quarter of 1996 to $37,554 or $.67 per share from $27,362 or $.52 per share for the same period in 1995. For the nine months ended September 30, 1996, net income available to common shareholders increased to $71,287 or $1.29 per share from $49,786 or $1.02 per share.

Liquidity and Capital Resources:

The Company's cash and investments were $334,335 at September 30, 1996 as compared to $72,114 at December 31, 1995. In addition, the Company's share of joint venture cash and investments retained in project control accounts at September 30, 1996 was $37,092. At December 31, 1995 the Company's share of the Coso Project and the Partnership Project cash and investments retained in project control accounts was $77,590. Distributions out of the Coso project control accounts are made monthly to the Company for operations and maintenance and capital costs and semiannually to each Coso Project partner for profit sharing under a prescribed calculation subject to mutual agreement by the partners. The Company recorded separately restricted cash of $94,392 and $149,227 at September 30, 1996 and December 31, 1995,
respectively. The restricted cash balance as of September 30, 1996 is comprised primarily of amounts deposited in restricted accounts from which the Company will source its equity contribution requirements relating to the Mahanagdong Project, fund certain capital improvements at the Imperial Valley Project, and the Company's proportionate share of Coso Project, Power Resources, Upper Mahiao and Malitbog cash reserves for debt service reserve funds. Also, the Company had $2,864 and $34,190 of short term investments as of September 30, 1996 and December 31, 1995, respectively.

On October 28, 1996 the Company announced that CE Electric UK plc, which is indirectly owned on a 70% basis by the Company and a 30% basis by Peter Kiewit Sons', Inc., has offered to pay approximately $1,225,000 cash in an unsolicited offer to acquire all of the ordinary shares and preference shares of Northern Electric plc ("Northern"), a regional electricity distribution and supply company in the United Kingdom. The proposed purchase price would be financed from existing cash and the proceeds from debt financing.

                    CALENERGY COMPANY, INC.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      (in thousands, except per share and per kWh amounts)
               _________________________________


Liquidity and Capital Resources:  (continued)

Northern is one of the twelve UK regional electricity companies which came into existence as a result of the restructuring and subsequent privatization of the U.K. electricity industry in 1990. Its main business is the distribution and supply of electricity to approximately 1.5 million customers in the North
East of England. For its fiscal year ended March 31, 1996, Northern had a profit before tax of approximately $241,000 on revenues of approximately $1,440,000. The offer is not being made, directly or indirectly, in or into the United States or by use of the mails or any means or instrumentality (including, without limitation, facsimile transmission, telex and telephone) of interstate or foreign commerce of, or any facilities of a national securities exchange of, the United States and the offer cannot be accepted by any such use, means, instrumentality or from within the United States. As of November 8, 1996, CE
Electric UK plc owned approximately 29.5% of the outstanding ordinary shares of Northern.

On October 4, 1996 the Company closed the $120,000 project financing for the Dieng Unit 1 55 net MW geothermal project located in Indonesia. Dieng Unit 1 is already under construction and is currently expected to begin commercial operation by late 1997.

On September 20, 1996 the Company completed a sale to institutional investors of $225,000 aggregate principal amount of 9 1/2% Senior Notes due 2006. The proceeds of the offering are available to make equity investments in future domestic and international energy projects, to fund possible project or company acquisitions, for the repayment of debt and for other general corporate purposes.

Also September 20, 1996, the Company converted the $64,850 convertible debt and associated accrued interest into 3,620 common shares at a conversion price of $18,375 per share. Also in September, the Company converted $26,245 of convertible subordinated debentures into 1,166 common shares at a conversion price of $22.50 per share. Substantially all of the remaining $73,755 convertible subordinated debentures converted into 3,277 common shares in October, 1996.

On July 8, 1996 the Company obtained a $100,000 three year revolving credit facility of which the Company has drawn $95,000 as of October 31, 1996. The facility is unsecured and is available to fund general operating capital requirements and finance future business opportunities.


                    CALENERGY COMPANY, INC.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      (in thousands, except per share and per kWh amounts)
               _________________________________


Liquidity and Capital Resources:  (continued)

On June 20, 1996 the Salton Sea Funding Corporation, a wholly owned indirect subsidiary of the Company, (the "Funding Corporation"), completed a sale to institutional investors of $135,000 aggregate amount of Senior Secured Notes and Bonds ("the Notes and Bonds") which are nonrecourse to the Company. The Funding Corporation Notes and Bonds which mature in May 2000 and May 2011 respectively, bear an interest rate of 7.02% and 8.30% respectively. The Funding Corporation Notes and Bonds are rated BBB- by Standard & Poor's Corporation and Baa3 by Moody's Investors Service, Inc. The proceeds of the offering were used by Funding Corporation to refinance $96,584 of existing project level indebtedness at the Partnership Project, to fund a portion of the Partnership Interest Acquisition and for certain capital improvements at the Imperial Valley.

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


Liquidity and Capital Resources:  (continued)

In 1995, the Company commenced development of and obtained financing for the Casecnan Project, a multipurpose irrigation and hydroelectric power facility with a rated capacity of approximately 150 net MW located on the island of Luzon in the Philippines. The total project cost for the facility is approximately $495,000. The current capital structure consists of term loans of $371,500 and $123,836 in equity contributions. The Company's portion of the contributed equity is approximately $61,918. The Overseas Private Investment Corporation ("OPIC") is providing political risk insurance on the equity investment.

The project is structured as a 20 year build-own-operate-transfer ("BOOT"), in which the Company's indirect subsidiary CE Casecnan Water and Energy Company, Inc., a Philippine corporation, will be responsible as the BOOT operator. The fixed price, date-certain turnkey contractor is Hanbo Corporation of South Korea.

In 1996, the Company signed an agreement with an international mining company which provides for the extraction of minerals by this Company at the Imperial Valley Project and among other things, for the Company, at its option, to deliver power for the mineral extraction process. The initial phase of the project would require at least 15 MW. To date the pilot plant has successfully produced zinc at the Company's Imperial Valley Project. The mining company is presently completing construction of its larger demonstration plant. If successfully developed, the mineral extraction process will provide an environmentally compatible and low cost minerals recovery methodology.

In August 1994, the Company closed the financing for the 165 net MW Mahanagdong project located in the Philippines. The total project cost for the facility is approximately $320,000. The capital structure consists of a term loan of $240,000 and approximately $80,000 in equity contributions. OPIC and a consortium of international commercial lenders are providing the construction debt financing facility. The debt provided by the commercial lenders is insured against political risk by the Ex-Im Bank. Ten year term debt financing (which will replace the construction debt) will be provided by Ex-Im Bank and by OPIC. The Mahanagdong project has commenced construction and as of September 30, 1996, the Company's proportionate share of draws on the construction loan totaled $72,272, equity investments made by a subsidiary of the Company totaled $31,580 and advances by subsidiaries of the Company totaled $2,899. These advances will be repaid by draws on the construction loan. OPIC is providing political risk insurance on the equity. The Mahanagdong project is targeted for service in July, 1997. As with the Upper Mahiao project, the Mahanagdong project is structured as a ten year BOOT, in which the Company will be responsible for implementing construction of the geothermal power plant and, as owner, for providing operations and maintenance for the ten year BOOT period. After a

                     CALENERGY COMPANY, INC.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      (in thousands, except per share and per kWh amounts)
               _________________________________


Liquidity and Capital Resources:  (continued)

ten year cooperation period, and the recovery by the Company of its capital investment plus incremental return, the plant will be transferred to PNOC-EDC at no cost.

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

The Malitbog Project has a total project cost of approximately $280,000, including interest during construction and project contingency costs. A consortium of international lenders and OPIC have provided a total of $210,000 of construction and term loan facilities, the $135,000 international commercial bank portion of which is supported by political risk insurance from OPIC. As of September 30, 1996, draws on the construction loan totalled $132,242, the equity investments made by subsidiaries of the Company totalled $70,000 and advances by subsidiaries of the Company totalled $2,694. The advances will be repaid by draws on the construction loan. The Company's equity contribution to VGPC of $70,000 is covered by political risk insurance from OPIC and the Multilateral Investment Guarantee Agency ("MIGA"). As with the Upper Mahiao project, the Malitbog project is structured as a ten year BOOT, in which the Company will be responsible for implementing construction of the geothermal power plant and, as owner, for providing operations and maintenance for the ten year BOOT period. After a ten year cooperation period, and the recovery by the Company of its capital investment plus incremental return, the plant will be transferred to PNOC-EDC at no cost.

                    CALENERGY COMPANY, INC.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      (in thousands, except per share and per kWh amounts)
               _________________________________


Liquidity and Capital Resources:  (continued)

The Malitbog Project is being constructed by Sumitomo Corporation pursuant to a fixed-price, date-certain, turnkey supply and construction contract. Unit 1 was deemed complete in late July 1996 and the Company has commenced receiving capacity payments under the contract. Commercial operation of Unit 2 and Unit 3 is scheduled to commence in July 1997.

Magma is seeking new long-term final SO4 power purchase agreements in southern California through the bidding process adopted by the CPUC under its 1992 Biennial Resource Plan Update ("BRPU"). In its 1992 BRPU, the CPUC cited the need for an additional 9,600 MW of power production through 1999 among California's three investor-owned utilities, Edison, SDG&E and Pacific Gas and Electric Company (collectively, the "IOUs"). Of this amount, 275 MW was set aside for bidding by independent power producers (such as Magma) utilizing renewable resources. Pursuant to an order of the CPUC dated June 22, 1994 (confirmed on December 21, 1994), Magma was awarded a total of 163 MW for sale to Edison (69 net MW) and SDG&E (94 net MW), with in-service dates in 1997 and 1998. However, the IOUs have to date challenged and may continue to challenge the order and there can be no assurance that power sales contracts will be executed or that any such projects will be completed.

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

The Company believes the international independent power market holds the majority of new opportunities for financially attractive private power development in the next several years. The financing, construction and development of projects outside the United States entail significant political and financial risks (including, without limitation, uncertainties associated with first time privatization efforts in the countries involved, currency exchange rate fluctuations, currency repatriation restrictions, political instability, civil unrest and expropriation) and other structuring issues that have the potential to cause substantial delays or material impairment of value to the project being developed, which the Company may not be fully capable of insuring against. The uncertainty of the legal environment in certain foreign countries in which the Company may develop or acquire projects could make it more difficult for the Company to enforce its rights under agreements relating to such projects. In addition, the laws and regulations of certain countries may limit the ability of the Company to hold a majority interest in some of the projects that it may develop or acquire. The Company's international projects may, in certain cases, be terminated by a government.

Projects in operation, construction and development are subject to a number of uncertainties more specifically described in the Company's Form 8-K, dated August 21, 1996, filed with the
Securities Exchange Commission.


                    CALENERGY COMPANY, INC.

                  PART II - OTHER INFORMATION


Item 1 -  Legal proceedings.

         As   of  September  30,  1996,  there  are  no  material
     outstanding lawsuits.

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

     Exhibit 15 - Awareness letter of Independent Accountants.

     Exhibit 27 - Financial Data Schedule


       (b)   Reports on Form 8-K:

        During the quarter ended September 30, 1996, the Company filed the following:

                     (i)   Form 8-K/A dated July 1, 1996 amending
               form 8-K dated April 17, 1996 and includes the financial statements thereto.

                     (ii)  Form 8-K dated July 8, 1996 announcing
               the  definitive Purchase Agreement  between  CE/FS
               Holding Company, Inc. and the stockholders of Falcon Seaboard Resources Inc..

                     (iii)      Form  8-K dated  August  7,  1996
               announcing the Falcon Acquisition.

                      (iv)   Form  8-K  dated  August  21,   1996
               announcing the Registrant is filing cautionary statements identifying important factors that could cause the Registrant's actual results to differ materially from those projected in forward-looking statements.

                      (v)   Form  8-K/A  dated  August  27,  1996
               amending the 8-K dated August 7, 1996 and includes the financial statements thereto.





                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         CALENERGY COMPANY, INC.


Date: November 14, 1996  /s/Gregory E. Abel
                            Gregory E. Abel
                            Executive Vice President and
                            Chief Accounting Officer


                         /s/John G. Sylvia
                            John G. Sylvia
                            Senior Vice President and
                            Chief Financial Officer

                         EXHIBIT INDEX

Exhibit
  No.


10.1 Agreement between New York State Electric & Gas Corporation and Saranac Energy Company, Inc. dated as of April 27, 1990 and Amendment No. 1 to Power Purchase Agreement between New York State Electric & Gas Corporation and Saranac Energy Company, Inc. dated August 29, 1991.

10.2 Second Amended and Restated Agreement of Limited Partnership of Saranac Power Partners, L.P. by and among Saranac Energy Company, Inc. general partners and TPC Saranac Partners One, Inc. TPC Saranac Partners Two, Inc. and Saranac Energy Company, Inc., as Limited Partners, dated as of May 13, 1994 and First Amendment to Second Amended and Restated Agreement of Limited Partnership by and among Saranac Energy Company, Inc., TPC Saranac Partner One, Inc., TPC Saranac Partner Two, Inc. and General Electric Capital Corporation, dated as of September 30, 1994.

11.0    Calculation of Earnings Per Share

15.0    Awareness Letter of Independent Accountants

27.0    Financial Data Schedule