Form 10-K
CALENERGY CO INC
filed 1997-03-18
CIK 720556

March 18, 1997


The Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, DC  20549

Attention: Filing Desk, Stop 1-4

               Re:  CalEnergy Company, Inc. Form 10-K


Gentlemen:

      Submitted herewith via electronic transmission pursuant to EDGAR is the Annual Report on Form 10-K for the fiscal year ended
December 31, 1996 of CalEnergy Company, Inc. (the "Company").

      The Form 10-K (including exhibits) is also being filed with the New York Stock Exchange and the Pacific Stock Exchange concurrently herewith.

                         Sincerely,



                         Douglas L. Anderson
                         Assistant Secretary and
                         General Counsel CalEnergy Americas