Form 10-K
CALENERGY CO INC
filed 1997-03-19
CIK 720556

SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D.C.  20549

                           FORM 10-K

       Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

          For the fiscal year ended December 31, 1996
                   Commission File No. 1-9874

                    CALENERGY COMPANY, INC.
     (Exact name of registrant as specified in its charter)

        Delaware                                 94-2213782
(State  or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                   Identification No.)

   302 S. 36th Street, Suite 400, Omaha, NE              68131
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:  (402) 341-4500

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

               Yes    X            No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     Based on the closing sales price of Common Stock on the New
York Stock Exchange on March 17, 1997 the aggregate market value of the Common Stock held by non-affiliates of the Company was $2,223,535,825.

63,529,595 shares of Common Stock were outstanding on March 17, 1997.


DOCUMENTS INCORPORATED BY REFERENCE

Incorporated  by reference into this Form 10-K,  in  response  to
Item 3 Part I, Items 6 through 8 of Part II and Items 10 through 13 of Part III, are the portions indicated herein of (i) the annual report of CalEnergy Company, Inc. (the "Company") to security holders for the fiscal year ended December 31, 1996 (the "Annual Report"), and (ii) the Company's proxy statement dated on or about April 4, 1997 for the annual meeting of stockholders to be held on May 15, 1997 (the "Proxy Statement").


                        TABLE OF CONTENTS

PART 1                                                         1
ITEM 1 BUSINESS                                                1
 GENERAL                                                       1
 THE FALCON SEABOARD ACQUISITION                               2
 THE NORTHERN ACQUISITION                                      2
 THE GLOBAL POWER GENERATION MARKET                            3
 THE ELECTRIC UTILITY INDUSTRY IN THE UNITED KINGDOM           4
 GEOTHERMAL ENERGY                                             5
 STRATEGY                                                      6
 THE COMPANY'S GENERATION PROJECT PORTFOLIO                    8
   INTERNATIONAL POWER GENERATION PROJECT PORTFOLIO            9
   DOMESTIC POWER GENERATION PROJECTS                          9
 INTERNATIONAL POWER GENERATION PROJECTS                      10
   PROJECTS IN OPERATION OR CONSTRUCTION                      10
     THE PHILIPPINES                                          10
     UPPER MAHIAO                                             11
     MAHANAGDONG                                              12
     MALITBOG                                                 13
     CASECNAN                                                 15
     INDONESIA                                                16
     DIENG UNIT I                                             17
     UNITED KINGDOM                                           18
     TEESSIDE                                                 18
     VIKING                                                   18
   PROJECTS IN DEVELOPMENT                                    18
     PHILIPPINES                                              19
     ALTO PEAK                                                20
     INDONESIA                                                20
     DIENG                                                    20
     PATUHA                                                   20
     BALI                                                     20
 INTERNATIONAL ELECTRICITY DISTRIBUTION AND SUPPLY OPERATIONS 20
   DISTRIBUTION OF ELECTRICITY                                21
   SUPPLY OF ELECTRICITY                                      23
   REGULATION UNDER THE ELECTRICITY ACT 1989                  25
 OTHER INTERNATIONAL BUSINESSES                               27
   NORTHERN UTILITY SERVICES LIMITED.                         27
   NORTHERN ELECTRIC RETAIL LIMITED.                          28
   NORTHERN METERING SERVICES LIMITED.                        28
   SOVEREIGN EXPLORATION LIMITED                              28
 DOMESTIC POWER GENERATION PROJECTS                           28
   PROJECTS IN OPERATION                                      28
     THE COSO PROJECT                                         28
     NAVY I                                                   29
     BLM                                                      29
     NAVY II                                                  29
     IMPERIAL VALLEY PROJECT                                  29
     VULCAN                                                   29
     HOCH (DEL RANCH)                                         30
     ELMORE                                                   30
     LEATHERS                                                 30
     SALTON SEA I PROJECT                                     30
     SALTON SEA II PROJECT                                    30
     SALTON SEA III PROJECT                                   30
     SALTON SEA IV PROJECT                                    31
     ROOSEVELT HOT SPRINGS                                    31
     DESERT PEAK                                              31
     ROYALTY INTEREST IN THE MAMMOTH PLANTS                   31
     ROYALTY INTEREST IN THE EAST MESA PLANT                  31
     YUMA                                                     31
     SARANAC                                                  32
     POWER RESOURCES                                          32
     NORCON                                                   33
   PROJECTS IN DEVELOPMENT                                    33
     SALTON SEA MINERALS EXTRACTION                           33
     GLASS MOUNTAIN                                           34
     THE BRPU PROCESS                                         34
 REGULATORY, ENERGY AND ENVIRONMENTAL MATTERS                 34
   UNITED STATES                                              34
   UNITED KINGDOM                                             35
 EMPLOYEES                                                    36
ITEM 2. PROPERTIES                                            36
ITEM 3. LEGAL PROCEEDINGS                                     37
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  37
PART II                                                       38
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER'S MATTERS                                         38
ITEM 6. SELECTED FINANCIAL DATA                               39
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION                            39
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA           39
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE                           39
PART III                                                      40
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT   40
ITEM 11. EXECUTIVE COMPENSATION                               42
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT                                                    42
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS       42
PART IV                                                       43
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
REPORTS ON FORM 8-K                                           43
SIGNATURES                                                    45
EXHIBIT INDEX                                                 48


                             PART 1

Item 1    BUSINESS

General

      CalEnergy Company, Inc. (the "Company") is a United States-based global power company which generates, distributes and supplies electricity to utilities, government entities, retail customers and other customers located throughout the world. The Company was founded in 1971 and, through its subsidiaries, is primarily engaged in the development, ownership and operation of environmentally responsible independent power production facilities worldwide utilizing geothermal resources, natural gas and hydroelectric or other energy sources, such as oil and coal. In addition, through its recently acquired subsidiary, Northern Electric plc ("Northern"), the Company is engaged in the distribution and supply of electricity to approximately 1.5 million customers primarily in northeast England as well as the generation and supply of electricity (together with other related business activities) throughout England and Wales.

      In the last two years, the Company has consummated three significant acquisitions, in addition to the recent approximately $1.3 billion acquisition of Northern (described below). In January 1995, the Company acquired Magma Power Company ("Magma"), a publicly-traded United States independent power producer with 228 megawatts ("MW") of aggregate net operating capacity and 154 MW of aggregate net ownership capacity, for approximately $958 million. The Magma acquisition, combined with the Company's previously existing assets, made the Company the largest independent geothermal power producer in the world today (based on the Company's estimate of aggregate MW of electric generating capacity in operation and under construction). In April 1996, the Company completed the buy-out for approximately $70 million of its partner's interests in four electric generating plants in Southern California, resulting in sole ownership of the Imperial Valley Projects' 228 MW of aggregate net operating capacity. In August 1996, the Company acquired Falcon Seaboard Resources, Inc. ("Falcon Seaboard") for approximately $226 million, thereby acquiring significant ownership in 520 MW of natural gas-fired electric cogeneration facilities located in New York, Texas and Pennsylvania and a related gas transmission pipeline.

      Through its subsidiaries and joint ventures, the Company presently operates 19 projects with an aggregate net capacity of 1,326 MW, in which it has a net ownership interest of 1,107 MW of electric generating capacity. This includes an aggregate net ownership interest of 916 MW in facilities located in the United States (which facilities have an aggregate net capacity of 1,135 MW, of which 570 MW are fueled with natural gas and 565 MW are geothermal). The remaining 191 MW are supplied by two geothermal power production facilities owned and operated by the Company in the Philippines. These numbers do not reflect 47 small scale combined heat and power facilities and a diesel fired power production facility in England (in which the Company has a 3 MW net ownership interest) that an indirect Northern subsidiary operates. Finally, the Company owns, but does not operate, 202 net MW from the 1,875 MW Teesside Project in England.

      With respect to power generation projects that are financed and under construction, the Company has an aggregate net ownership interest of 270 MW of electric generating capacity in two geothermal power projects and one hydroelectric project in the Philippines, which collectively have an aggregate net capacity of 459 MW. The Company is also currently constructing a 55 net MW geothermal project in Indonesia, in which the Company has an aggregate net ownership interest of 26 MW of electric generating capacity, as the first phase of the Company's planned Indonesian geothermal project development of approximately 1,000 MW under contract. The Company has commenced construction of a 50 MW gas fired power project in England in which the Company has net ownership interest of 18 MW. The Company expects that it will operate all of these projects.

      The Company is also currently developing six additional projects with executed or awarded power sales contracts in the Philippines, Indonesia and the United States. The Company is expected to have an approximate net ownership interest of 573 MW in these development projects (which represent an aggregate net capacity of 1,260 MW of additional potential electric generating capacity). Substantial contingencies exist with respect to development projects, including, without limitation, the need to obtain financing, permits and licenses and the satisfactory completion of construction. The Company expects that it will operate all of these projects.

      The Company's Common Stock is traded on the New York, Pacific and London Stock Exchanges. As of the record date for the annual meeting of stockholders, March 17, 1996, Peter Kiewit Sons' Inc. ('PKS") was an approximate 32% stockholder of the Company (on a fully diluted basis). PKS is a large employee-owned construction, mining and telecommunications company with approximately $3 billion in revenues in 1996. PKS is one of the largest construction companies in North America and has been in the construction business since 1884.

      The principal executive offices of the Company are located at 302 South 36th Street, Suite 400, Omaha, Nebraska 68131 and its telephone number is (402) 341-4500. The Company was incorporated in 1971 under the laws of the State of Delaware.

The Falcon Seaboard Acquisition

      On August 7, 1996 the Company completed the acquisition of Falcon Seaboard, including its ownership interest in three operating gas-fired cogeneration plants located in New York, Texas and Pennsylvania and a related natural gas pipeline, also located in New York, for a cash purchase price of $226 million. The three cogeneration facilities, which are described below, total 520 MW in capacity and sell power under long-term power purchase agreements.

The Northern Acquisition

      On December 24, 1996, CE Electric UK plc ("CE Electric), which is 70% owned indirectly by the Company and 30% owned indirectly by PKS, acquired majority ownership of the outstanding ordinary share capital of Northern pursuant to a tender offer (the "Tender Offer"). The total amount expected to be paid for all of Northern's ordinary and preference shares is approximately $1.3 billion. In January 1997, CE Electric appointed a majority of Northern's board of directors and assumed management control. Through January 31, 1997, CE Electric had purchased more than 90% of Northern's ordinary shares. Using United Kingdom statutory powers available to it to compulsorily acquire shares not purchased in the Tender Offer, CE Electric expects to acquire the remaining Northern shares by April 30, 1997.

      As of March 17, 1997, the Company had contributed to CE Electric approximately $410 million of the approximately $1.3 billion required to acquire all of Northern's ordinary and preference shares in connection with the Tender Offer and PKS had contributed $176 million to CE Electric for such purpose. The Company obtained such funds from cash on hand, short-term borrowings, and borrowings of approximately $100 million under the CalEnergy Credit Facility. Borrowings under the CalEnergy Credit Facility were repaid in full on February 27, 1997. The remaining funds necessary to consummate the Tender Offer (approximately $734 million) will be provided from capital contributions or loans to be made to CE Electric by its sole shareholder, CE Electric Holdings, which has entered into a pounds sterling 560 million (approximately $959 million) Term Loan and Revolving Facility Agreement, dated as of October 28, 1996 (the "U.K. Credit Facility"). The Company has not guaranteed nor is it otherwise subject to recourse for amounts borrowed under the U.K. Credit Facility. As of January 31, 1997, CE Electric Holdings had borrowed approximately pounds sterling 321 million (approximately $550 million) under the U.K. Credit Facility to pay for Northern ordinary and preference shares purchased to date.

      Northern is one of the twelve Regional Electric Companies ("RECs") which came into existence as a result of the restructuring and subsequent privatization of the electricity industry in the United Kingdom in 1990. Northern is primarily engaged in the distribution and supply of electricity to approximately 1.5 million customers. Northern was granted a Public Electricity License ("PES") under the Electricity Act 1989 ("Electricity Act") to distribute and supply electricity in Northern's authorized area ("Authorized Area"). Northern's Authorized Area covers approximately 14,400 square kilometers with a population of approximately 3.2 million people and includes the counties of Northumberland, Tyne and Wear, Durham, Cleveland and North Yorkshire. Northern distributes and supplies electricity outside its Authorized Area pursuant to second tier PES licenses. Through its subsidiaries, Northern also is involved in non-regulated activities, including the generation of electricity, electrical appliance retailing and gas exploration and production.

      Since its reorganization in 1995, Northern's principal assets are the capital stock of the subsidiaries and all of the assets used by such subsidiaries in their businesses. Each of the subsidiaries focuses on its own particular objectives and customers and each has its own employees and management team. Northern provides a number of services to the subsidiaries including telecommunications, electrical distribution and supply, transportation and technology support, and certain of the subsidiaries provide services to each other.

The Global Power Generation Market

       The opportunity for independent power generation has expanded from a United States market consisting of cogeneration and small power production projects to a global competitive market for power generation. Many foreign countries have initiated restructuring and privatization policies that encourage the development of independent power generation and, to a lesser extent, independent distribution and supply of power.

      In the United States, the independent power industry expanded rapidly in the 1980s, facilitated by the enactment of PURPA. PURPA was enacted to encourage the production of electricity by non-utility companies (frequently referred to as independent power companies) as well as to lessen reliance on imported fuels. According to the Utility Data Institute, independent power producers were responsible for the installation of approximately 30,000 MW of capacity, or 50% of the United States electric generation capacity that has been placed in service since 1988.

      However, as the size of the United States independent power market has increased, available domestic power capacity and competition in the industry have also significantly increased and the need for new generating capacity has been reduced. Over the past decade, obtaining a power sales contract from a United States utility has generally become increasingly difficult, expensive and competitive. Many states now require power sales contracts to be awarded through competitive bidding, which both increases the cost of obtaining such contracts and decreases the chances of obtaining such contracts as bids significantly outnumber awards in most competitive solicitations. Utilities also recently have made more efficient use of their existing plants, through improved availability, extended plant lives and repowering, and have begun to take advantage of financially attractive bulk power purchase opportunities. The Federal Energy Policy Act of 1992 and several recent federal and state legislative and regulatory initiatives are expected to further increase domestic competition.

      During 1995 and 1996, many states began to accelerate the movement toward more competition in the electric power market and extensive federal and state legislative and regulatory reviews are underway in an effort to further such competition. In addition, recent deregulation and industry restructuring activity may cause certain utilities or other contract parties to attempt to renegotiate contracts or otherwise fail to perform their contractual obligations, which in turn could adversely affect the Company's results of operations. In particular, the state of California has adopted a bill to restructure the electric industry by providing for a phased-in competitive power generation industry, with a power pool and independent system operator, and for direct access to generation for all power purchasers outside the power exchange under certain circumstances. The bill provides that existing qualifying facility power sales agreements will be honored. Other states have or are expected to take similar steps aimed at increasing competition by restructuring the electric industry, allowing retail competition and deregulating most electric rates. In addition, recent federal legislation has been proposed which would repeal PURPA and PUHCA, respectively. The Company cannot predict the final form or timing of the proposed industry restructuring or the result on its operations.

       Internationally, large amounts of new electric power generating capacity are required in developing countries. The movement toward privatization in some developing countries has created significant new markets outside the United States. In 1990 the World Bank estimated that developing countries would need approximately 380,000 MW of new power generating capacity through the end of the decade. The need for such rapid expansion has caused many countries to select private power development as their only practical alternative and to restructure their legislative and regulatory systems to facilitate such development. The Company believes that this significant need for power has created strong local support for private power projects in many foreign countries and has increased the availability of attractive long-term power contracts. The Company intends to take advantage of opportunities in these new markets and to develop, construct and acquire power generation, distribution and supply and related energy projects meeting its strategic criteria outside the United States.

      The international independent power production market is characterized by numerous strong and capable competitors, many of which have more extensive and more diversified developmental or operating experience (including international experience) and greater financial resources than the Company. Many of these competitors also participate in the domestic market.

The Electric Utility Industry in the United Kingdom

      In  connection  with the privatization of  the  electricity industry in the United Kingdom, distribution assets in England and Wales, previously owned indirectly by the United Kingdom government, were allocated among the RECs, licensing requirements were established for the RECs and price controls were implemented in the areas of distribution and supply. In England and Wales, most of the state-owned generation assets (other than nuclear facilities) were allocated to two generating companies and the high voltage transmission assets were allocated to The National Grid Company plc ("NGC"), a wholly-owned subsidiary of The National Grid Group plc ("NGG"). The high voltage transmission system in England and Wales, which is generally referred to as the "national grid" transmission system, transfers electricity in bulk from the power stations to the regional and local distribution systems.

      Distributors transfer electricity over their networks, generally at lower voltage than the national grid, from supply points on the national grid to final consumers. The distribution systems in England and Wales are owned by the 12 RECs. Virtually all customers in England and Wales are connected to the distribution system of the RECs and have no effective choice as to the distribution system from which they receive their electricity. Distribution prices charged by the RECs are regulated by the Distribution Price Control Formula (as defined below).

      Suppliers sell electricity to end users. Each REC has a PES license which authorizes it to supply electricity to any customers within its authorized area. Electricity customers fall into two categories: Franchise Supply Customers and Non-Franchise Supply Customers. Until March 31, 1998, Franchise Supply Customers are those with demands of not more than 100kW and such customers can be supplied only by the PES license holder for the authorized area. Non-Franchise Supply Customers are those with premises with demands exceeding 100kW. Prices for supply of electricity to Franchise Supply Customers are regulated by the Supply Price Control Formula (as defined below). The current supply price control is expected to be replaced effective March 31, 1998, at which time the authorized area supply market is expected to be open to any competitors that have obtained the necessary license, which is generally referred to as a "second tier license." Non-Franchise Supply Customers already may be supplied by any entity that has obtained a second tier license. Such second tier suppliers, including Northern, compete for business nationally and at prices determined by competitive bids or negotiation.

Geothermal Energy

      Geothermal energy is a clean, renewable and generally sustainable energy source that, because it does not utilize combustion in the production of electricity, releases significantly lower levels of emissions than result from energy generation based on the burning of fossil fuels. Geothermal energy is derived from the natural heat of the earth when water comes sufficiently close to hot molten rock to heat the water to temperatures of 400 degrees Fahrenheit or more. The heated water then ascends toward the surface of the earth where it, if geological conditions are suitable for its commercial extraction, can be extracted by drilling geothermal wells. The energy necessary to operate a geothermal power plant is typically obtained from several such wells, which are drilled using established technology similar to that employed in the oil and gas industry.

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

      The generation of electric power from geothermal resources has certain advantages when compared to other methods of electric power generation. Geothermal energy facilities produce significantly less emissions than fossil fuel power plants. Geothermal energy facilities typically have higher capital costs due to the front end cost of reservoir development but tend to have significantly lower variable costs than fossil fuel based power plants because fuel does not need to be separately purchased. The utilization of geothermal power is preferred by certain governments so as to minimize the import, or maximize the export, of hydrocarbons. Geothermal power facilities also enjoy certain tax benefits in the United States and are eligible to be qualifying facilities ("QFs") under PURPA, which provides for certain beneficial federal regulatory treatment.

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

Strategy

      General. The Company's strategy remains focused primarily upon continued growth in its core power generation business through the development of new projects, enhancement of existing and acquired assets' performance, and the acquisition of companies and projects that diversify the Company's power generation technologies and enhance its competitive capabilities. The Company also intends to pursue strategic expansion into other aspects of the global power business, including the distribution and supply of electricity, in order to diversify its business and cash flows, develop and enhance its distribution, marketing and power pool skills and increase its competitive capabilities. The Northern acquisition was implemented in furtherance of this aspect of the Company's strategy. The Company believes that its existing assets, strengths and skills, coupled with Northern's distribution and supply skills, its experience in the largely deregulated United Kingdom power market and the resulting diversification in the Company's assets and geographic location will position the Company to maximize its ability to participate successfully (by way of acquisition or otherwise) in opportunities expected to be created in the next few years by restructurings in the United States and other global energy markets. The Company also selectively will seek opportunities to expand beyond power generation, distribution and supply in areas related to these core businesses, such as power transmission and gas production and supply, if such opportunities will enhance the Company's competitive capabilities and financial position.

      Power Generation. The Company presently believes that the international independent power market holds the majority of new opportunities for financially attractive private power development in the next several years, in large part because the demand for new generating capacity is growing more rapidly in emerging nations than in the United States. In developing its international strategy, the Company pursues development opportunities in countries that it believes have an acceptable risk profile and where the Company's resource development and operating experience, project development and financing expertise or strategic relationship with PKS or local partners are expected to provide it with a competitive advantage. Domestically, the Company is focusing on environmentally responsible power generation opportunities in which it believes it has relative competitive advantages due to its technical, project management, project financing and operating expertise. In the near term, the Company expects that its continued domestic generation expansion will be accomplished primarily through selected acquisitions, including acquisitions of partially developed or existing power generating projects and contracts, although the Company will consider appropriate domestic greenfield development opportunities if they arise. The Company is also evaluating the potential opportunities of direct access and power marketing through use of retail wheeling.

      In pursuing its international strategy, the Company intends to own a significant equity interest in, and to operate, the projects it develops or acquires. In order to compete more effectively internationally, the Company's strategy is to attempt to diversify its project portfolio from a country, fuel source and customer perspective, extend its future equity funding capacity through joint ventures and utilize fixed-price, turnkey construction contracts with contractors experienced in the construction of power plants or other infrastructure facilities. The Company also believes that it is important in foreign transactions to work with local partners who are knowledgeable concerning local culture, politics and commercial practices and who provide a visible local presence and local project representation.

      With respect to emerging market projects, the Company's policy is to attempt to minimize currency risks, including the devaluation of local currencies versus the United States dollar, as well as the risk of availability of hard currency convertibility. To date, all of the Company's executed power sales contracts contain provisions that index the Company's revenues to United States dollars or provide for the payment of capacity payments in United States dollars. To the extent possible, the Company attempts to secure "political risk" insurance from government agencies such as OPIC or similar multilateral agencies or commercial sources to limit its risk in emerging market countries. In addition, the Company endeavors to involve the World Bank, export credit agencies or multilateral funding sources in its international project financings. The Company believes multilateral lending agencies, export credit agencies, international commercial financing and political risk insurance are generally available for certain international private power projects, particularly those utilizing indigenous fuel sources in renewable or otherwise environmentally responsible generating facilities. The Company believes that the involvement of these institutions will enhance an international project's position in emerging market countries.

      The  Company  has an international joint venture  agreement with PKS which the Company believes enhances the Company's capabilities in foreign power markets. The joint venture agreement is limited to international power project development activities and provides that, if both the Company and PKS agree to participate in a project, they will share all development costs equally. The Company and PKS each will provide 50% of the equity required for financing a project developed by the joint venture, and the Company will receive from the project a development fee (generally 1% of project capital) and will operate and manage such project for a fee. The agreement creates a joint development structure under which, on a project by project basis, the Company will be the development manager, managing partner and/or project operator, an equal equity participant with PKS and PKS will be an equal equity participant and the preferred turnkey construction contractor. The joint venture agreement may be terminated by either party on 15 days written notice, provided that such termination cannot affect the pre-existing contractual obligations of either party.

       Domestically, the Company is presently focusing on generation opportunities in which it believes it has relative competitive advantages due to its geotechnical, project management, project financing and operating expertise. In addition, the Company expects to continue diversification into other environmentally responsible sources of energy primarily through selected acquisitions, including acquisitions of partially developed or existing power generating projects and contracts. The Company is also evaluating the potential impacts and opportunities of direct access and retail wheeling.

        Distribution, Supply and Other Related Energy Businesses. The Company believes that the power distribution and supply businesses present significant investment and return opportunities at the present time in selected foreign markets, such as the United Kingdom, and that power distribution and supply skills will comprise a significant component of the skill base required to compete effectively in the United States and other global power markets once those markets are substantially deregulated and competitive. The Company believes that the impending changes in the regulation of the United States power markets will reflect many aspects of the United Kingdom model for competitive generation, transmission, distribution and supply of energy. Thus, the experience the Company will gain through Northern's operations in the United Kingdom markets should strengthen its ability to compete successfully as other markets are also deregulated. The current effort to introduce broader wholesale and retail competition in the United States is expected by the Company to result both in a continuing trend toward consolidation among domestic utilities and independent power producers and in the disaggregation (or unbundling) of vertically integrated utilities into separate generation, transmission and distribution businesses. While this may result in significant increased competition in each of these businesses, the Company believes that the acquisition of Northern and the experience to be gained by it in the competitive and substantially deregulated United Kingdom market, coupled with the Company's existing development and generation capabilities, will provide the Company with the opportunity to capitalize on the opportunities and challenges of an increasingly deregulated and competitive domestic market for the generation, transmission, distribution and supply of energy. Similar opportunities also are expected to occur in other countries as various international markets undergo similar restructuring. The Company believes that as the wholesale and retail energy markets become more competitive, the principal factor determining success is likely to be price, and to a lesser extent, reliability, availability of capacity and customer service. Accordingly, its acquisitions of domestic utility assets in a deregulated environment will have to meet defined criteria, including the potential to lower costs, increase long-term efficiency and competitiveness and provide an acceptable rate of return and benefit to the Company and its stockholders.

The Company's Power Generation Project Portfolio

      The Company has net ownership interests of an aggregate  of
(i) 1,309 MW in 20 projects in operation representing an aggregate net capacity of 3,201 MW of electric generating capacity, (ii) 314 MW in five projects under construction representing an aggregate net capacity of 564 MW of electric generating capacity and (iii) 573 MW in six projects in development stages with signed power sales agreements or under award representing an aggregate net capacity of 1,260 MW of electric generating capacity. The following table sets out certain information concerning various Company projects in operation, under construction and in development pursuant to signed power sales agreements or awarded mandates.


             International Power Generation Projects

Projects in Operation (1)

                              FACILITY     NET                 PROJECT
PROJECT                         NET        OWNER              COMMERCIAL
                       FUEL   CAPACITY   INTEREST             OPERATIION    CONTRACT        CONTRACT       POWER
                      SOURCE (IN MW)(2)   (IN MW)  LOCATION     DATE      EXPIRATION(3)       TYPE       PURCHASER(4)
Upper Mahiao (9)        Geo      119       119     Leyte, the    1996        CO+10          Build, Own    PNOC-EDC
                                                   Philippines                              Transfer      (GOP)(5)

Malitbog-Unit I (9)     Geo       72        72     Leyte, the    1996        CO+11          Build, Own    PNOC-EDC
                                                   Philippines                              Transfer      (GOP)(5)

Teesside Power          Gas    1,875        202    England       1993        CO+15          Negot.         Various
Limited

Total in Operation             2,066        393

Projects in Construction

                               FACILITY      NET                 PROJECT
                                 NET        OWNER               COMMERCIAL
                       FUEL    CAPACITY    INTEREST             OPERATION      CONTRACT     CONTRACT        POWER
PROJECT               SOURCE  (IN MW)(2)   (IN MW)    LOCATION     DATE      EXPIRATION(3)    TYPE       PURCHASER(4)
Mahanagdong(6)         Geo       165         74       Leyte, the    1997         CO+10       Build, Own    PNOC-EDC
                                                      Philippine                             Transfer      (GOP)(5)
Malitbog-Unit          Geo       144        144       Leyte, the    1997         CO+10       Build, Own    PNOC-EDC
II and III                                            Philippines                            Transfer      (GOP)(5)

Casecnan(6)(7)        Hydro      150         52       Luzon, the    1999         CO+20       Build, Own    NIA (GOP)(5)
                                                      Phillipines                            Transfer

Dieng Unit I(6)       Geo         55         26       Central Java  1997         CO+30       Build, Own    PLN (GOI)
                                                      Indonesia                              Transfer

Viking                Gas         50         18       England       1997         CO+10       Negot.        Northern

Total in Construction            564        314

Projects with Signed Power Sales Contracts or Awarded Development Rights

                             FACILITY      NET                      PROJECT
                               NET        OWNER                     COMMERCIAL
                     FUEL    CAPACITY    INTEREST                   OPERATION      CONTRACT       CONTRACT          POWER
PROJECT             SOURCE   (IN MW)(2)  (IN MW)    LOCATION           DATE      EXPIRATION(3)      TYPE         PURCHASER(4)
Dieng(6)             Geo        345        162      Central, Java    1998-1999       CO+30       Build, Own      PLN (GOI)
                                                    Indonesia                                    Transfer

Patuha(6)            Geo        400        176      Western, Java    1998-1999       CO+30       Build, Own      PLN (GOI)
                                                    Indonesia                                    Transfer

Bali(6)              Geo        400        120      Bali,            1998-1999       CO+30       Build,          PLN (GOI)
                                                    Indonesia                                    Transfer

Alto Peak            Geo         70         70      Leyte, the          1998          CO+10      Build, Own      PNOC-EDC
                                                    Philippines                                  Transfer        (GOP)(5)

Total Contracted/Awarded      1,215         528

Total International Project   3,845       1,235


      (1)The Company operates all such projects other than Teesside. This chart does not include 47 small scale combined heat and power facilities that an indirect Northern Electric plc subsidiary operates and a 5 MW diesel power generating plant located in Northallerton, England that a Northern Electric plc subsidiary operates (in which the Company has a 3 MW net ownership interest).

      (2)Actual MW may vary depending on operating and reservoir conditions and plant design. Facility Net Capacity (in MW) represents facility gross capacity (in MW) less parasitic load. Parasitic load is electrical output used by the facility and not made available for sale to utilities or other outside purchasers. Net MW owned indicates current legal ownership, but, in some cases, does not reflect the current allocation of partnership distributions.

     (3)Commercial Operation ("CO") plus number of years.

       (4)PNOC-Energy   Development   Corporation   ("PNOC-EDC");
Government  of  the  Philippines  ("GOP");  P.T.  PLN   (Persero)
("PLN"); Government of Indonesia ("GOI"); and Philippine National
Irrigation Administration ("NIA").

      (5)Government of the Philippines undertaking supports PNOC-
EDC's and NIA's respective obligations.

     (6)PKS has elected to exercise its ownership option pursuant to its joint venture agreement with the Company.

     (7)NIA also purchases water from this facility.

      (8)Significant contingencies exist in respect of awards, including without limitation, the need to obtain financing, permits and licenses, and the completion of construction.

      (9)Construction of these facilities has been completed and, accordingly, these facilities have been "deemed complete" by PNOC-EDC and are currently receiving the full capacity payments under the "take or pay" provisions of their contracts with PNOC-EDC, pending NPC making available to these projects a full capacity
transmission  line.  In  the  interim  (until  a  full   capacity
transmission line is in place), the Upper Mahiao project is currently supplying up to 40 MW of electric generation at PNOC's request on a daily dispatch basis.


               Domestic Power Generation Projects

Projects in Operation
                                             NET                      PROJECT
                           FACILITY NET   OWNERSHIP                   COMMERCIAL   CONTRACT                  POWER
                   FUEL    CAPACITY (IN   INTEREST                    OPERATION   EXPIRATION    CONTRACT   PURCHASER
PROJECT            SOURCE  MW)(1)(2)(3)   (IN MW)(2)  LOCATION          DATE         (5)          TYPE        (4)
Navy I              Geo         88           41       China Lake, CA   8/1987      8/2011          SO4      Edison

BLM                 Geo         88           42       China Lake, CA   3/1989      3/2019          SO4      Edison

Navy II             Geo         88           44       China Lake, CA   1/1990      1/2010          SO4      Edison

Vulcan              Geo         34           34       Imperial         2/1986      2/2016          SO4      Edison
                                                      Valley, CA

Hoch (Del Ranch)    Geo         38           38       Imperial         1/1989      12/2018         SO4      Edison
                                                      Valley, CA

Elmore              Geo         38           38       Imperial         1/1989      12/2018         SO4      Edison
                                                      Valley, CA

Leathers            Geo         38           38       Imperial         1/1990      12/2019          SO4     Edison
                                                      Valley, CA

Salton Sea I        Geo         10           10       Imperial         7/1987      6/2017          Negot.   Edison
                                                      Valley, CA

Salton Sea II      Geo          20           20       Imperial         4/1990      4/2020          SO4      Edison
                                                      Valley, CA

Salton Sea III     Geo          50           50       Imperial         2/1989      2/2019          SO4      Edison
                                                      Valley, CA

Salton Sea IV      Geo          40           40       Imperial          6/1996     6/2026          Negot.   Edison
                                                      Valley, CA

Saranac            Gas         240          180       Plattsburgh, NY   6/1994     6/2009          Negot.   NYSEG

Power Resources    Gas         200          200       Big Spring, TX    6/1988     9/2003          Negot.   TUEC

NorCon             Gas          80           64       Erie, PA         12/1992    12/2017          Negot.   NIMO

Yuma Cogen.        Gas          50           50       Yuma, AZ          5/1994     5/2024          Negot.   SDG&E

Roosevelt Hot      Geo          23           17       Milford, UT       5/1984     1/2021          Gathered UP&L
                                                                                                    Steam

Desert Peak        Geo          10           10       Desert Peak, NV  12/1985      Not            Negot.   SPPC
                                                                                   Fixed
Total in Operation           1,135          916

Projects with Signed Power Sales Contracts or Awarded Development Rights

                                               NET                 PROJECT
                              FACILITY NET   OWNERSHIP             COMMERCIAL   CONTRACT
                      FUEL      CAPACITY     INTEREST              OPERATION   EXPIRATION   CONTRACT   PURCHASER
PROJECT              SOURCE   MW)(1)(2)(3)   (IN MW)     LOCATION     DATE        (5)         TYPE        (4)
Salton Sea Mineral    Geo          15           15       Imperial     TBD         TBD         TBD         TBD
Extraction(7)                                            Valley, CA

Glass                 Geo          30           30       Siskiyou     2000       CO+20        Negot.       BPA
Mountain(7)(8)                                           County, CA

Total Contracted/Awarded           45           45

Total Domestic Projects         1,180          961

Total Projects                  5,025        2,196


      (1)Excludes royalty income received by Magma from the Mammoth and East Mesa plants.

      (2)Actual MW may vary depending on operating and reservoir conditions and plant design. Facility Net Capacity (in MW) for projects in operation represents gross electric output of the facility less the parasitic load. Parasitic load is electrical output used by the facility and not made available for sale to utilities or other outside purchasers. Net MW owned indicates current ownership, but, in some cases, does not reflect the current allocation of partnership distributions.

      (3)With  respect to the Vulcan, Hoch (Del  Ranch),  Elmore,
Leathers,  Salton  Sea  I,  Salton Sea  II  and  Salton  Sea  III
Projects, this represents contract nameplate.

      (4)Southern California Edison Company ("Edison"); San Diego Gas & Electric Company ("SDG&E"); Utah Power & Light Company ("UP&L"); Sierra Pacific Power Company ("SPPC"); Bonneville Power Administration ("BPA"); New York State Electric & Gas Corporation ("NYSEG"); Texas Utilities Electric Company ("TUEC"); and Niagara Mohawk Power Corporation ("NIMO").

     (5)Commercial Operation (CO) plus number of years.

     (6)Represents the electrical equivalent of delivered steam.

      (7)Actual MW may vary depending on operating and reservoir conditions and final plant design. Significant contingencies exist in respect of awards, including without limitation, the need to obtain financing, permits and licenses, and the completion of construction.

      (8)The Newberry project has been moved to Glass Mountain to take advantage of better reservoir conditions at the latter location. A settlement agreement has been executed with BPA to recognize the move, subject to completion of certain activities including an environmental impact statement


             International Power Generation Projects

Projects in Operation or Construction

     The Company has two Philippines power projects in operation: the Upper Mahiao geothermal project (119 net MW) and Unit I of the Malitbog geothermal project (72 net MW). Both of these projects recently achieved "deemed completion" status under their contracts and are receiving the full capacity payments under their "take or pay" provisions pending completion by the National Power Corporation of the Philippines ("NPC") of a full capacity transmission line. Currently, the Upper Mahiao plant is providing up to 40 MW (the capacity of the interim transmission line) to PNOC-EDC on a daily dispatch basis.

      The Company has five international power projects currently under construction, which are located in the Philippines, Indonesia and England. These projects total 564 net MW of capacity, consisting of three such projects in the Philippines, the Mahanagdong geothermal project (165 net MW), Unit II and Unit III of the Malitbog geothermal project (144 net MW) and the Casecnan combined irrigation and hydroelectric project (150 net
MW), one project in Indonesia, the Dieng Unit I geothermal project (55 net MW), and a project in England, the Viking gas fired project (50 net MW). The Company has an aggregate net ownership interest of 314 MW of electric generating capacity in these projects. Dieng Unit I constitutes the first phase of a planned development of approximately 1,000 MW under award in Indonesia.

      The Philippines. According to the 1995 Power Development Program (1995-2005) (the "PDP") of NPC, industrial growth, a rising standard of living and an expanding power distribution network have resulted in increased demand for electrical power in the Philippines by an average of 6% per year since 1987. NPC has projected that over the next 10 years the need for additional generating capacity in the Philippines will exceed 14,000 MW.

      The PDP proposes to meet this demand by increasing the participation of the private sector in power generation to 32% in 2000, and to 61% in 2005, through direct sales to utilities by independent power producers ("IPPs") and the use of BOOT projects. NPC also will offer existing power plants to the private sector through rehabilitate-operate-maintain and
rehabilitate-operate-lease   arrangements.   In   addition,   the
Department of Energy of the Philippines ("DOE"), which was created in part to deregulate the energy sector and privatize government energy agencies, has submitted to the Philippine Congress a plan to further restructure and liberalize the electrical power market, including separating the generating and transmission functions of the NPC and introducing retail wheeling. The government entities that will lead implementation of the restructuring will be DOE, NPC and the Energy Regulatory Board ("ERB"), the agency that regulates retail prices of electricity and petroleum projects.

      Demand growth is expected to increase as industrialization continues, living standards rise and the power distribution network expands. According to the PDP, for the period 1996 to 2000, projected peak power demand is estimated to increase by approximately 60%, 64%, and 90% for Luzon, the Visayas, and Mindanao, respectively. For the country, total projected peak power is estimated to increase by 3,826 MW or 65% from 1996 to 2000. For the period 2001 to 2005, projected peak power is estimated to increase by approximately 50%, 43%, and 59% for Luzon, the Visayas, and Mindanao, respectively. For the country, total projected peak power is estimated to increase by 5,459 MW or 51% from 2001 to 2005.

      The objective of the electricity supply industry was initially set forth by Presidential Decree No. 40, dated November 7, 1972 (the "Decree"). The Decree called for the hastening of the electrification of the country, particularly the rural areas, and specifically mandates NPC to set up electricity transmission line grids and generation facilities on the major islands of the country.

      In 1993, the Philippine Congress, pursuant to Republic Act 7648, granted President Ramos emergency powers to remedy the Philippine energy crisis, including authority to (i) exempt power projects from public bidding requirements, (ii) increase power rates and (iii) reorganize NPC. Until 1987, NPC had a monopoly on power generation and transmission in the Philippines. In that year the government elected to tap the private sector to implement power generation projects by passing Executive Order No. 215, which authorized private sector development of priority infrastructure. In 1991, the Philippine Congress enacted Republic Act No. 6957, which authorized private development of priority infrastructure projects on a "build-operate-transfer" and a "build-transfer" basis. In addition, under that Act, such power projects were made eligible for certain tax benefits, including exemption from Philippine national income taxes for at least six years and exemption from, or reimbursement for, customs duties and value added taxes on capital equipment to be incorporated into such projects. In 1994, certain amendments to Republic Act No. 6957 were approved by the Philippine Congress and signed into law (R.A. 7718). Among other things, such amendments provide for the financing of "unsolicited proposals" on a "build-operate-transfer" basis. As a result, as of the end of 1994, approximately 39% of NPC's total system capacity was being operated and maintained by the private sector under various schemes of private power generation.

      In an effort to remedy the shortfall of electricity, the Philippines, NPC and PNOC-EDC continue to jointly solicit bids for private power projects. Among private power projects selected through this solicitation process were the Upper Mahiao (the "Upper Mahiao Project"), Mahanagdong (the "Mahanagdong Project"), Malitbog (the "Malitbog Project") and Alto Peak (the "Alto Peak Project") geothermal power projects, as described below. In addition, the Casecnan ("Casecnan Project") combined irrigation and hydroelectric power project was awarded through an "unsolicited proposal." Geothermal power has been identified as a preferred alternative by the Government of the Philippines due to the domestic availability and the minimal environmental effects of geothermal power in comparison to other forms of power production. PNOC-EDC, which is responsible for developing the Philippines' domestic energy sources, has been successful in the exploration and development of geothermal resources.

      Upper Mahiao. In 1994, the Company closed the financing and commenced construction of the Upper Mahiao Project, a 119 net MW geothermal project to be located in the Greater Tongonan area of the island of Leyte in the Philippines. The Upper Mahiao facility was "deemed complete" by PNOC-EDC as of June 17, 1996, meaning that construction of the facility was completed on time but the required full capacity transmission line was not completed and provided to CE Cebu Geothermal Power Company, Inc. ("CE Cebu"), a Philippine corporation that is approximately 100% indirectly owned by the Company. During deemed completion, PNOC-EDC is required to pay all capacity fees under the take or pay provisions of the contract. PNOC-EDC is paying such capacity fees on a timely basis.

      Based on a recent agreement with PNOC-EDC, the "deemed completion" has been modified, effective September 13, 1996, to allow delivery of up to 40 MW of power through a temporary transmission facility. This amendment will allow for payment to CE Cebu of fees for energy delivered in addition to continuing the payment for the full capacity fee. CE Cebu sells 100% of its capacity on a "take-or-pay" basis (described below) to PNOC-EDC, which in turn sells the power to NPC for distribution to the island of Cebu, located about 40 miles west of Leyte.

      The Upper Mahiao Project had a total project cost of approximately $218 million, including interest during construction, project contingency costs and a debt service reserve fund. A consortium of international banks provided approximately $162 million in project-financed construction loans, supported by political risk insurance from the Ex-Im Bank. The construction loan is expected to be converted to a term loan promptly after NPC completes the full capacity transmission line, which is currently expected in early 1997. The largest portion of the term loan for the project will also be provided by Ex-Im Bank. The Company's equity contribution to the Upper Mahiao Project is $56 million. Subject to the pledge of the project company's stock to the lenders, the Company has arranged for political risk insurance of its equity investment through OPIC. The financing is collateralized by all the assets of the project.

      Under the terms of an energy conversion agreement, executed on September 6, 1993 (the "Upper Mahiao ECA"), CE Cebu will own and operate the Upper Mahiao Project during the ten-year cooperation period, after which ownership will be transferred to PNOC-EDC at no cost.

     The Upper Mahiao Project is located on land provided by PNOC-EDC at no cost. It will take geothermal steam and fluid, also provided by PNOC-EDC at no cost, and convert its thermal energy into electrical energy to be sold to PNOC-EDC on a "take-or-pay" basis. Specifically, PNOC-EDC is obligated to pay for the electric capacity that is nominated each year by CE Cebu, irrespective of whether PNOC-EDC is willing or able to accept delivery of such capacity. PNOC-EDC will pay to CE Cebu a fee (the "Capacity Fee") based on the plant capacity nominated to PNOC-EDC in any year (which, at the plant's design capacity, is approximately 95% of total contract revenues) and a fee (the "Energy Fee") based on the electricity actually delivered to PNOC-EDC (approximately 5% of total contract revenues). The Capacity Fee serves to recover the capital costs of the project, to recover fixed operating costs and to cover return on investment. The Energy Fee is designed to cover all variable operating and maintenance costs of the power plant. Payments under the Upper Mahiao ECA will be denominated in U.S. dollars, or computed in U.S. dollars and paid in Philippine pesos at the then-current exchange rate, except for the Energy Fee, which will be used to pay Philippine peso-denominated expenses. Significant portions of the Capacity Fee and Energy Fee will be indexed to U.S. and Philippine inflation rates, respectively. PNOC-EDC's payment requirements, and its other obligations under the Upper Mahiao ECA, are supported by the Government of the Philippines through a performance undertaking.

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

      PNOC-EDC is obligated to purchase CE Cebu's interest in the facility under certain circumstances, including (i) extended outages resulting from the failure of PNOC-EDC to provide the required geothermal fluid, (ii) certain material changes in policies or laws which adversely affect CE Cebu's interest in the project, (iii) transmission failure, (iv) failure of PNOC-EDC to make timely payments of amounts due under the Upper Mahiao ECA,
(v) privatization of PNOC-EDC or NPC, and (vi) certain other events. Prior to completion of the Upper Mahiao Project, the buy-out price will be equal to all costs incurred through the date of the buy-out, including all Upper Mahiao Project debt, plus an additional rate of return on equity of ten percent per annum. In a post-completion buy-out, the price will be the net present value (at a discount rate based on the last published Commercial Interest Reference Rate of the Organization for Economic Cooperation and Development) of the total remaining amount of Capacity Fees over the remaining term of the Upper Mahiao ECA.

     Mahanagdong. In 1994 the Company also closed the financing and commenced construction of the Mahanagdong Project, a 165 net MW geothermal project, which is also located on the island of Leyte. The Mahanagdong Project is being built, owned and operated by CE Luzon Geothermal Power Company, Inc. ("CE Luzon"), a Philippine corporation that during construction is indirectly owned 50% by the Company and 50% by PKS. Up to a 10% financial interest in CE Luzon may be purchased at completion by another industrial company at the option of such company. The Mahanagdong Project will sell 100% of its capacity on a similar basis as described above for the Upper Mahiao Project to PNOC-EDC, which will in turn sell the power to NPC for distribution to the island of Luzon.

      Mahanagdong has a total project cost of approximately  $320
million,   including   interest  during   construction,   project
contingency costs and a debt service reserve fund. The capital structure consists of a project financing construction and term loan of approximately $240 million provided by OPIC, Ex-Im Bank and a consortium of international banks, and approximately $80 million in equity contributions. Political risk insurance from Ex-Im Bank has been obtained for the commercial lenders. The Company's equity investment for the Mahanagdong Project will be approximately $40 million. Subject to the pledge of the project company's stock to the lenders, the Company has arranged for political risk insurance on its equity investment through OPIC. The financing is collateralized by all the assets of the project.

     The Mahanagdong Project is being constructed by a consortium (the "EPC Consortium") of Kiewit Construction Group, Inc. ("KCG") and CE Holt pursuant to fixed-price, date-certain, turnkey supply and construction contracts (collectively, the "Mahanagdong EPC"). The obligations of the EPC Consortium under the Mahanagdong EPC are supported by a guaranty of KCG at an aggregate amount equal to approximately 50% of the Mahanagdong EPC price. KCG, a wholly owned subsidiary of PKS, is the lead member of the EPC
Consortium, with an 80% interest. KCG performs construction services for a wide range of public and private customers in the U.S. and internationally. Construction projects undertaken by KCG during 1996 included transportation projects, including highways, bridges, airports and railroads, power facilities, buildings and sewer and waste disposal systems, and water supply systems, utility facilities, dams and reservoirs. KCG accounts for 70% of PKS's revenues, contributing over $3 billion in revenues in 1996. KCG has an extensive background in power plant construction.

     CE Holt is providing design and engineering services for the
EPC  Consortium,  and  holds  a 20%  interest.  The  Company  has
provided   a  guaranty  of  CE  Holt's  obligations   under   the
Mahanagdong EPC Contract.

      The terms of an energy conversion agreement, executed on September 18, 1993 (the "Mahanagdong ECA"), are substantially similar to those of the Upper Mahiao ECA. The Mahanagdong ECA provides for an approximately three-year construction period and a ten-year cooperation period. At the end of the cooperation period, the facility will be transferred to PNOC-EDC at no cost. All of PNOC-EDC's obligations under the Mahanagdong ECA are supported by the Government of the Philippines through a performance undertaking. The capacity fees are expected to be approximately 97% of total revenues at the design capacity levels and the energy fees are expected to be approximately 3% of such total revenues.

      Malitbog. In 1994, the Company closed the financing and commenced construction of the Malitbog Project, a 216 net MW geothermal project, to be constructed in two phases,  72  net  MW
(1996) and 144 net MW (1997) also located on the island of Leyte. The Malitbog Project is being built, and will be owned and operated by Visayas Geothermal Power Company ("VGPC"), a Philippine general partnership that is wholly owned, indirectly, by the Company. Unit I of the Malitbog facility was "deemed complete" by PNOC-EDC as of July 25, 1996, meaning that construction of the first 72 net MW unit was completed on time but the required transmission line was not completed and provided to VGPC. During deemed completion, PNOC-EDC is required to pay, and has in fact been paying (with respect to Unit I which has been deemed completed), all capacity fees under the take or pay provisions of the contract. VGPC is selling 100% of its capacity on substantially the same basis as described above for the Upper Mahiao Project to PNOC-EDC, which will in turn sell the power to NPC.

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

      Units  II  and  III  of  the  Malitbog  Project  are  being constructed by Sumitomo Corporation ("Sumitomo") pursuant to a fixed-price, date-certain, turnkey supply and construction contract (the "Malitbog EPC"). The Malitbog EPC provides that certain liquidated damages will be paid by Sumitomo for failure to meet certain scheduled test dates, including the payment of any liquidated damages or penalties required to be paid by VGPC to PNOC-EDC under an energy conversion agreement executed on September 10, 1993 (the "Malitbog ECA"), subject to limitations on the total amount of liquidated damages payable by Sumitomo. The Malitbog EPC also provides for the payment of certain liquidated damages on a per unit basis if upon completion of the facility, tests do not demonstrate such unit's ability to operate at a net generating capacity of at least 74.1 MW. Pursuant to a reimbursement undertaking, Magma has agreed to reimburse Sumitomo for draws, if any, by PNOC-EDC on the construction bond provided by Sumitomo on behalf of Magma in excess of the liquidated damage amounts provided in the Malitbog EPC.

      Sumitomo is one of the principal trading and investment companies in Japan, and has built power plants around the world, often on a turnkey basis. As of February 6, 1996, Sumitomo had a credit rating of "Aaa3" from Moody's Investors Service, Inc. ("Moody's"). The Malitbog EPC requires Sumitomo to provide engineering, procurement, construction, start-up and testing services with respect to the facility.

      Commercial operation of Units II and III are scheduled to commence prior to July 25, 1997, subject to extension upon the occurrence of certain events (each such date, a "Guaranteed Completion Date"). VGPC will be subject to certain penalties if any generating unit does not achieve commercial operation by the applicable Guaranteed Completion Date, and PNOC-EDC may, in its sole discretion, terminate the Malitbog ECA if any generating unit does not achieve commercial operation within 90 days of the applicable Guaranteed Completion Date. Pursuant to the terms of the consent agreement (the "PNOC-EDC Consent Agreement") entered into by PNOC-EDC and VGPC, among others, PNOC-EDC has agreed that it will not so terminate the Malitbog ECA without providing the lenders and OPIC an additional 90 days within which to cure such abandonment. If the lenders and OPIC are proceeding with due diligence and in good faith to cure such abandonment, such period may be extended for an additional 90 days with PNOC-EDC's consent (which shall not be unreasonably withheld). In the event of such a termination, VGPC will transfer all of its right, title and interest in the Malitbog Project to PNOC-EDC upon payment by PNOC-EDC of the buy-out price for each generating unit that is not so delayed, but without compensation for any generating unit that is so delayed.

     The Malitbog Project is located on land provided by PNOC-EDC at no cost. The electrical energy produced by the facility will be sold to PNOC-EDC on a take-or-pay basis. Specifically, PNOC-EDC is obligated to make payments (the "Capacity Payments") to VGPC based upon the available capacity of the Malitbog Project. The Capacity Payments equal approximately 100% of total revenues. The Capacity Payments will be payable so long as the Malitbog Project is available to produce electricity, even if the Malitbog Project is not operating due to scheduled maintenance, because PNOC-EDC fails to supply steam to the Malitbog Project as required or because NPC is unable (or unwilling) to accept delivery of electricity from the Malitbog Project. In addition, PNOC-EDC must continue to make the Capacity Payments if there is a force majeure event (e.g., war, nationalization, etc.) that affects the operation of the Malitbog Project and that is within the reasonable control of PNOC-EDC or the Government of the Philippines or any agency or authority thereof. The Capacity Payments are designed to cover, under expected operating conditions, the Malitbog Project's operating and maintenance expenses and VGPC's debt service and to provide a return on investment to the partners in VGPC. A substantial majority of the Capacity Payments are required to be made by PNOC-EDC in dollars. The portion of Capacity Payments payable by PNOC-EDC in pesos is expected to vary over the term of the Malitbog ECA from 10% of VGPC's revenues in the early years of the Cooperation Period (as defined below) to 23% of VGPC's revenues at the end of the Cooperation Period. Payments made in pesos will generally be made to a peso-denominated account and will be used to pay peso-denominated operation and maintenance expenses with respect to the Malitbog Project and Philippine withholding taxes, if any, on the Malitbog Project's debt service. The Government of the Philippines has entered into a performance undertaking (the "Performance Undertaking"), which provides that all of PNOC-EDC's obligations pursuant to the Malitbog ECA carry the full faith and credit of, and are affirmed and guaranteed by, the Government of the Philippines.

      PNOC-EDC is obligated to purchase VGPC's interest in the facility under certain circumstances, including (i) certain material changes in policies or laws which adversely affect VGPC's interest in the project, (ii) any event of force majeure which delays performance by more than 90 days and (iii) certain other events. Prior to completion of the Malitbog Project, the buy-out price generally will be equal to 100% of all costs incurred through the date of the buy-out. In a post-completion buy-out, the price will be the net present value of the capital cost recovery fees that would have been due for the remainder of the Cooperation Period with respect to such generating unit(s).

      The Malitbog ECA cooperation period will expire ten years after the date of commencement of commercial operation of unit 3. At the end of the cooperation period, the facility will be transferred to PNOC-EDC at no cost, on an "as is" basis. All of PNOC-EDC's obligations under the Malitbog ECA are supported by the Government of the Philippines through a performance undertaking. The capacity fees are 100% of total revenues and there is no energy fee.

      Casecnan. In November 1995, the Company closed the financing and commenced construction of the Casecnan Project, a combined irrigation and 150 net MW hydroelectric power generation project (the "Casecnan Project") located in the central part of the island of Luzon in the Republic of the Philippines. The Casecnan Project will consist generally of diversion structures in the Casecnan and Denip Rivers that will divert water into a tunnel of approximately 23 kilometers. The tunnel will transfer the water from the Casecnan and Denip Rivers into the Pantabangan Reservoir for irrigation and hydroelectric use in the Central Luzon area. An underground powerhouse located at the end of the water tunnel and before the Pantabangan Reservoir will house a power plant consisting of approximately 150 MW of newly installed rated electrical capacity. A tailrace tunnel of approximately three kilometers will deliver water from the water tunnel and the new powerhouse to the Pantabangan Reservoir, providing additional water for irrigation and increasing the potential electrical generation at two downstream existing hydroelectric facilities of the NPC.

      CE Casecnan Water and Energy Company, Inc., a Philippine corporation ("CE Casecnan") which is presently indirectly owned as to approximately 35% of its equity by the Company and approximately 35% indirectly owned by PKS, is developing the Casecnan Project under the terms of the Project Agreement between CE Casecnan and the National Irrigation Administration ("NIA"). Under the Project Agreement, CE Casecnan will develop, finance and construct the Casecnan Project over an estimated four-year construction period, and thereafter own and operate the Casecnan Project for 20 years (the "Cooperation Period"). During the Cooperation Period, NIA is obligated to accept all deliveries of water and energy, and so long as the Casecnan Project is physically capable of operating and delivering in accordance with agreed levels set forth in the Project Agreement, NIA will pay CE Casecnan a guaranteed fee for the delivery of water and a guaranteed fee for the delivery of electricity, regardless of the amount of water or electricity actually delivered. In addition, NIA will pay a fee for all electricity delivered in excess of a threshold amount up to a specified amount. NIA will sell the electric energy it purchases to NPC, although NIA's obligations to CE Casecnan under the Project Agreement are not dependent on NPC's purchase of the electricity from NIA. All fees to be paid by NIA to CE Casecnan are payable in U.S. dollars. The guaranteed fees for the delivery of water and energy are expected to provide approximately 70% of CE Casecnan's revenues.

      The Project Agreement provides for additional compensation to CE Casecnan upon the occurrence of certain events, including increases in Philippine taxes and adverse changes in Philippine law. Upon the occurrence and during the continuance of certain force majeure events, including those associated with Philippines political action, NIA may be obligated to buy the Casecnan Project from CE Casecnan at a buy out price expected to be in excess of the aggregate principal amount of the outstanding CE Casecnan debt securities, together with accrued but unpaid interest. At the end of the Cooperation Period, the Casecnan Project will be transferred to NIA and NPC for no additional consideration on an "as is" basis.

      The Republic of the Philippines has provided a Performance Undertaking under which NIA's obligations under the Project Agreement are guaranteed by the full faith and credit of the Republic of the Philippines. The Project Agreement and the Performance Undertaking provide for the resolution of disputes by binding arbitration in Singapore under international arbitration rules.

      The Casecnan Project is being constructed on a joint and several basis by Hanbo Corporation and Hanbo Engineering &
Construction Co. Ltd. (formerly known as You One Engineering & Construction Co., Ltd., and herein referred to as "HECC"), both of which are South Korean corporations, pursuant to a fixed-price, date-certain, turnkey construction contract (the "Turnkey Construction Contract"). Hanbo Corporation and HECC (sometimes collectively referred to as the "Contractor") are under common ownership control. Hanbo Corporation is an international construction company. HECC, which recently emerged from a court-administered receivership, is a contractor with over 25 years experience in tunnel construction, using both the drill-and-blast and tunnel boring machine ("TBM") methods.

      The Contractor's obligations under the Turnkey Construction Contract are guaranteed by Hanbo Iron & Steel Company, Ltd. ("Hanbo Steel"), a large South Korean steel company. In addition, the Contractor's obligations under the Turnkey Construction Contract are secured by an unconditional, irrevocable standby letter of credit issued by Korea First Bank ("KFB") in the approximate amount of $118 million. The total cost of the Casecnan Project, including development, construction, testing and startup, is estimated to be approximately $495 million.

      In late January 1997, the Company was advised that Hanbo Corporation and Hanbo Steel had each filed to seek court receivership protection in Korea. At the present time, all of the construction work on the Casecnan Project is being performed by the second contractor which is party to the Turnkey Construction Contract, HECC. Although HECC, Hanbo Corporation and Hanbo Steel are under common ownership control, HECC has not filed for receivership protection and is believed to be solvent. However, no assurances can be given that HECC will not file for receivership due to the foregoing developments or that it will remain solvent and able to perform fully its obligations under the Turnkey Construction Contract.

      The work on the Casecnan Project, which commenced in 1995, is presently continuing on schedule and within the budget. CE Casecnan is presently reviewing its rights, obligations and potential remedies in respect of the recent developments regarding the co-Contractor and the guarantor and is presently unable to speculate as to the ultimate effect of such developments on CE Casecnan. However, CE Casecnan has recently received confirmation from HECC that it intends to fully perform its obligations under the Turnkey Construction Contract and complete the Casecnan Project on schedule and within the budget. Additionally, it has been reported that the South Korean government has informed the Philippine government that the South Korean government will take appropriate actions to support HECC's completion of the Casecnan Project.

      KFB has recently reconfirmed to CE Casecnan that it will honor its obligations under the Casecnan Project letter of credit and also has stated its support for the successful completion of the Casecnan Project. However, Moody's Investors Service has recently issued a warning for a possible ratings downgrade for KFB because of the possible impact of the Hanbo Steel receivership on the substantial loans KFB previously made to Hanbo Steel. In a related development, the South Korean government has recently announced that it would provide some funding to assist Hanbo Steel's creditor banks (including KFB) and its subcontractors.

      CE Casecnan financed a portion of the costs of the Casecnan Project through the issuance of $125,000,000 of its 11.45% Senior Secured Series A Notes due 2005 and $171,500,000 of its 11.95% Senior Secured Series B Notes due 2010 pursuant to an indenture dated November 27, 1995, as amended to date (the "Casecnan Indenture"). Although no default has occurred under the Casecnan Indenture as a result of the announced receivership of Hanbo Corporation, CE Casecnan will continue to closely monitor the Hanbo group and KFB developments and project construction status and develop appropriate contingency plans.

      If HECC were to materially fail to perform its obligations under the Turnkey Construction Contract and if KFB were to fail to honor its obligations under the Casecnan letter of credit, such actions could have a material adverse effect on the Casecnan Project and CE Casecnan. However, based on the information presently available to it, CE Casecnan does not presently expect that either such event will occur.

      Indonesia. Indonesia, which has the world's fourth largest population, has experienced rapid growth in electricity demand. The Company believes that annual load growth has exceeded 13% since 1980. Furthermore, the Company believes that rapid expansion in industrial growth has created a backlog of unconnected industrial users in excess of 4,000 MW. In its sixth five-year plan, the Indonesian government has called for the addition of 12,000 MW of additional generating capacity by 1999. The long range plan calls for an additional 15,000 MW to be added by the year 2004. The plans call for approximately 75% of this capacity to be added by independent power producers. Although Indonesia is a member of OPEC and is also the world's largest exporter of liquefied natural gas, the Indonesian government has announced that it wishes to maintain sufficient amounts of oil for export, which will require a shift to coal fired generation and the use of other energy sources, such as geothermal.

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

     Indonesia is rated "Baa3" by Moody's and "BBB" by Standard & Poor's Ratings Group ("S&P"). The Company believes that Indonesia represents an attractive development opportunity, as it combines growing power needs with ample geothermal resources and creditworthy contract parties.

      Dieng Unit I. On December 2, 1994, a subsidiary of the Company, Himpurna California Energy Ltd. ("HCE") executed a joint operation contract (the "Dieng JOC") for the development of the geothermal steam field and geothermal power facilities at the Dieng geothermal field, located in Central Java (the "Dieng Project") with Perusahaan Pertambangan Minyak Dan Gas Bumi Negara ("Pertamina"), the Indonesian national oil company, and executed a "take-or-pay" energy sales contract (the "Dieng ESC") with both Pertamina and PLN, the Indonesian national electric utility. HCE was formed pursuant to a joint development agreement with P.T. Himpurna Enersindo Abadi ("P.T. HEA"), its Indonesian partner, which is a subsidiary of Himpurna, an association of Indonesian military veterans, whereby the Company and P.T. HEA have agreed to work together on an exclusive basis to develop the Dieng Project (the "Dieng Joint Venture"). The Dieng Joint Venture is structured with subsidiaries of the Company holding an approximate 47% interest (including certain assignments of dividend rights representing an economic interest of 2%), and subsidiaries of PKS holding an approximate 47% interest (including certain assignments of dividend rights representing an economic interest of 2%) and P.T. HEA holding a 6% interest in the Dieng Project. The construction contractor for the Dieng Unit I project, a joint venture of PKS and CE Holt, is on schedule to complete the Unit I plant and commence commercial operation by the fourth quarter of 1997. Major activities since the notice to proceed was issued to the contractor in March 1996 have focused on site civil work, including site preparation, foundation work, and access road construction. The turbine/generator purchased from the Italian national utility, ENEL, has been delivered to the site.

       All government approvals necessary for closing were received, including a support letter from the Republic of Indonesia, an off-shore loan board (Decree 39) approval, consents to assignment from the Republic of Indonesia, PLN and Pertamina, and all required environmental approvals. Financial closing and first disbursement of construction loan funds occurred on October 3, 1996.

      Pursuant to the Dieng JOC and ESC, Pertamina has granted to HCE the geothermal field and the wells and other facilities presently located thereon and HCE will build, own and operate power production units with an aggregate capacity of up to 400 MW. HCE will accept the field operation responsibility for developing and supplying the geothermal steam and fluids required to operate the plant. The Dieng JOC is structured as a build own transfer agreement and will expire (subject to extension by mutual agreement) on the date which is the later of (i) 42 years following effectiveness of the Dieng JOC and (ii) 30 years following the date of commencement of commercial generation of the final unit completed. Upon the expiration of the proposed Dieng JOC, all facilities will be transferred to Pertamina at no cost. HCE is required to pay Pertamina a production allowance equal to three percent of HCE's net operating income from the Dieng Project, plus a further amount based upon the negotiated value of existing Pertamina geothermal production facilities that the Company expects will be made available by Pertamina.

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

      HCE began well testing in the fourth quarter of 1995 and issued a notice to proceed for the construction and supply of an initial 55 net MW unit ("Dieng Unit I") in the first quarter of 1996. PT Kiewit/Holt Indonesia, a consortium consisting of KCG and CE Holt, will construct Dieng Unit I pursuant to a fixed price, date certain, turnkey construction contract ("Construction Contract"). Affiliates of KCG and CE Holt will provide the engineered supply with respect to Dieng Unit I pursuant to a fixed price, date certain, turnkey supply contract ("Supply Contract"). The Construction Contract and Supply Contract are sometimes referred to herein as the "Dieng EPC" and KCG, CE Holt and their affiliates party to the Construction Contract and Supply Contract are sometimes referred to herein, collectively, as the "Construction Consortium." The obligations of the Construction Consortium under the Construction and Supply Contracts are supported by a guaranty of KCG and CE Holt. KCG is the lead member of the Construction Consortium, with a 60% interest. HCE will be responsible for operating and managing the Dieng Project.

      Pursuant to the Dieng JOC and ESC, the Company presently intends to proceed on a modular basis with construction of three additional units to follow Dieng Unit I, resulting in an aggregate first phase net capacity at this site of 220 MW. The Company estimates that the total project cost of these units will be approximately $450 million. The next phase is expected to expand the total capacity to 400 MW. The cost of the full Dieng Project is estimated to approximate $1 billion.

      The Dieng field has been explored domestically for over 20 years and CE Holt has been active in the area for more than five years. Pertamina has drilled a total of 27 wells to date. The Company has a significant amount of data, which it believes to be reliable as to the production capacity of the field. However, a number of significant steps, both financial and operational, must be completed before the Dieng Project can proceed further. These steps, none of which can be assured, include completing the drilling of wells and the constructing of the plant for Dieng Unit I and obtaining required regulatory permits and approvals, completing the well testing, entering into a construction agreement and other project contracts, and arranging financing for the other units at Dieng.

     United Kingdom. In the United Kingdom, a Northern subsidiary Northern Electric Generation Limited ("Northern Generation") focuses on electricity generation, primarily through its ownership in Teesside (described herein). Northern Generation also operates a 5 MW diesel power generating plant located in Northallerton, England in which the Company has a 3 MW net ownership interest and operates 47 small-scale combined heat and power facilities.

      Teesside. Teesside Power Limited ("Teesside") owns and operates an 1,875 MW combined cycle gas-fired power plant at Wilton. Northern owns a 15.4% stockholding in Teesside, but does not operate the plant. Northern purchases 400 MW of electricity from Teesside under a 15-year power purchase agreement.

     Viking. Viking Power Limited ("Viking") is a company owned 50% by Northern and 50% by Rolls-Royce Power Ventures. The Viking project is constructing a 50 MW gas-fired power plant at Seal Sands on Teesside. The project will utilize an aero-derivative Rolls-Royce Trent Engine and it will be embedded on the Northern distribution network. Construction has commenced on the plant and the project is being managed and, upon commercial operation, will be operated by Northern and its partner.

Projects in Development

       The following is a summary description of certain information concerning the Company's international development projects. Since these projects are still in development there can be no assurance that this information will not change materially over time. In addition, there can be no assurance that development efforts on any particular project, or the Company's efforts generally, will be successful.

Philippines

      Alto Peak. The Alto Peak Project is a smaller geothermal project in the same general area of Leyte as the Upper Mahiao, Mahanagdong and Malitbog Projects. A subsidiary of the Company and PNOC-EDC have executed a 70 net MW Energy Conversion Agreement, dated May 7, 1994. The general terms and conditions are similar to the Malitbog ECA. However, the plant design has not been initiated because PNOC-EDC has not finalized the steam conditions (pressure, composition and pH). PNOC-EDC is still drilling and testing the geothermal wells that will supply steam to such project. Consequently, the ECA has been extended and the Company has not commenced financing arrangements for the Alto Peak Project.

Indonesia

      Dieng. Pursuant to the Dieng JOC and ESC, the Company intends to proceed on a modular basis with construction of additional units to follow Dieng Unit I, resulting in an aggregate first phase net capacity at this site of 220 MW. The Company estimates that the total project cost of these units will be approximately $450 million. The next phase is expected to expand the total capacity to 400 MW. The cost of the full Dieng Project is estimated to approximate $1 billion. See the discussion set forth above concerning construction of Dieng Unit I for a more complete description of the Dieng Project.

      Patuha. The Company is also developing a geothermal power plant in the Patuha geothermal field in Java, Indonesia (the "Patuha Project"). Subsidiaries of the Company will have a 44% interest and subsidiaries of PKS will have a 44% interest in the Patuha Project.

      On December 2, 1994, the project company developing the Patuha Project, Patuha Power, Ltd. ("Patuha Power") executed both a joint operation contract and an energy sales contract, each of which contains terms substantially similar to those described above for the Dieng Project. Patuha Power intends to proceed on a modular basis similar to the Dieng Project, with an aggregate capacity of up to 400 MW. The Company estimates that the total cost will be approximately $1 billion. The Company began well testing and exploration in the fourth quarter of 1995 and expects to commence construction of the first unit in 1997.

       The  Patuha  Project  remains  subject  to  a  number   of
significant uncertainties, as described above in connection with the Dieng Project, and there can be no assurance that the Patuha
Project will proceed or reach commercial operation.

      Bali. The Company and PT Panutan Group, an Indonesian consortium of energy, oil, gas and mining companies, have formed a joint venture to pursue the development of geothermal resources in Bali (the "Bali Project"). The PT Panutan Group is entitled to contribute up to 40% of the total equity and obtain up to 40% of the net profit of the Bali Project. On November 17, 1995, the project company developing the Bali Project, Bali Energy Ltd. ("Bali Energy"), executed both a joint operation contract and an energy sales contract, each of which currently contains terms substantially similar to those described above for the Dieng Project. Bali Energy intends to proceed on a modular basis similar to the Dieng Project, with an aggregate capacity of up to 400 MW. The Company estimates that the total cost of the Bali Project will be approximately $1 billion. The Company presently intends to begin well testing and exploration in early 1997 and expects to commence construction of the first unit in 1998.

      The Company presently intends to develop the Bali Project and other possible projects in Indonesia using a structure similar to that contemplated for the Dieng Project.

      The Bali Project remains subject to a number of significant uncertainties, as described above for the Dieng Project, and there can be no assurance that the Bali Project will proceed or reach commercial operation.

  International Electricity Distribution and Supply Operations

United Kingdom

      Great Britain has two separate but connected markets, each with a different commercial framework. In England and Wales electricity is produced by generators, the largest of which are National Power, PowerGen and Nuclear Electric, a subsidiary of the privatized British Energy. Electricity is transmitted through the national grid transmission system by NGC and distributed by the twelve RECs in their respective authorized areas. Most customers currently are supplied with electricity by their local REC, although there are other suppliers holding second tier supply licenses, including other generators and RECs, who can compete to supply larger customers in that REC's authorized area.

      In Scotland there are two vertically integrated companies, Scottish Power and Hydro-Electric, each generating, transmitting, distributing and supplying electricity within their respective Authorized Areas as well as competing to supply electricity elsewhere. Scottish Nuclear, another subsidiary of British Energy, sells all the electricity it generates to Scottish Power and Hydro-Electric under the Nuclear Energy Agreement.

      The interconnection between the two transmission systems, owned by Scottish Power and NGC, is capable of transferring electricity between Scotland and England and Wales. There is also an interconnection with France, owned by Electricite de France and NGC, through which electricity can be transferred between the transmission systems of France and England and Wales.

      Virtually all electricity generated in England and Wales is sold by generators and bought by suppliers through the Pool. A generator that is a Pool member and also a licensed supplier must nevertheless sell all the electricity it generates into the Pool, and purchase all the electricity that it supplies from the Pool. Because Pool prices fluctuate, generators and suppliers may enter into bilateral arrangements, such as Contracts for Differences ("CFDs"), to provide a degree of protection against such fluctuations.

     There is no equivalent to the Pool in Scotland, but Scottish Power and Hydro-Electric are obligated by their licenses to offer electricity for sale to second tier suppliers. They are also required to provide access to their transmission and distribution systems on a non-discriminatory basis to competing suppliers and generators.

      The industry structure described above became effective April 1990. At the same time, a licensing regime was introduced for the electricity industry both in England and Wales and in Scotland. The Regulator (defined herein) was first appointed in 1989.

      The RECs, which at that time collectively owned NGG, NGC's holding company, were privatized in December 1990. National Power and PowerGen were privatized in March 1991 (with the balance of the United Kingdom's stock ownership being sold in March 1995), Scottish Power and Hydro-Electric were privatized in June 1991 and British Energy was privatized in July 1996. NGG was listed on the London Stock Exchange in December 1995. Since the summer of 1995, a majority of RECs have been acquired by other companies. A majority ownership interest in one of the RECs, Northern, was acquired by CE Electric on December 24, 1996.

      In 1990, the vast majority of generating capacity was owned by three generators. However, since that time competition in generation has increased as RECs and other new entrant generators have constructed new plants and as imports through the interconnections with Scotland and France have grown. In addition, pursuant to undertakings given to the Regulator, National Power and PowerGen have disposed of an aggregate of 6,000 MW of plants to Eastern Group plc (a REC holding company which was acquired by Hanson plc).

     Competition in supply also has been progressively introduced in England and Wales and in Scotland. The RECs in England and Wales, and Scottish Power and Hydro-Electric in Scotland, are subject to competition from second tier suppliers for the supply of electricity to larger customers in their respective authorized areas. Under the current licensing regime, all electricity customers in the United Kingdom, including residential customers, will be able to choose their electricity supplier after March 31, 1998.

      All the RECs are subject to an obligation to obtain a specified amount of generating capacity from non-fossil fuel sources (the "NFFOs"). Because electricity generated from non-fossil fuel plants is generally more expensive than electricity from fossil fuel plants, a levy system (the "Fossil Fuel Levy") has been instituted to recover the extra costs involved. The Fossil Fuel Levy is charged at a fixed percentage of the value of sales of electricity (subject to certain exemptions) by all licensed electricity suppliers. The Regulator sets the amount of the Fossil Fuel Levy annually. The original Fossil Fuel Levy rate was 10% of the value of sales of electricity generated from fossil fuel sources. The rate has since been reduced to 3.7% and will be reduced again to 2.25% effective April 1, 1997.

Distribution of Electricity

        Northern Electric Distribution Limited ("Northern Distribution") receives electricity from the national grid transmission system and distributes electricity to each customer's premises using Northern's network of transformers, switchgear and cables. Substantially all of the customers in Northern's Authorized Area are connected to Northern's network and can only be supplied with electricity through Northern Distribution's distribution system, regardless of whether the electricity is supplied by Northern's supply business or by other suppliers, thus providing Northern with distribution volume that is stable from year to year. Northern serves approximately 1.5 million customers in Northern's area and charges its customers access fees for the use of the distribution system.

     The prices for distribution to most customers are controlled by a prescribed formula that limits increases (and may require decreases) based on the rate of inflation in the United Kingdom. Prices for distribution to customers taking their supplies at extra high voltages are not directly controlled. The Regulator reviewed the initial price formula in 1994 and introduced changes that initially caused prices to be approximately 17% lower in Northern's fiscal year ended March 31, 1996 than they would have been had the initial formula continued unchanged. The Regulator also limited price increases in future years, and in July 1995
the   Regulator  limited  price  increases  further.   Currently,
increases will be limited to three percentage points below inflation through March 31, 2000. Northern estimates that the combined effect of the two reviews will be to reduce pre-tax income by approximately pounds sterling 95 million (based on 1995-96 prices) for the four year period ending March 31, 2000.

      Most of Northern's distribution customers are Franchise Supply Customers. This customer group consists predominantly of residential and small commercial customers which are believed by Northern to constitute a stable customer base. Northern's fastest growing category of distribution customers, in terms of units distributed and revenues, is commercial customers (as contrasted with industrial customers), most of which are Franchise Supply Customers. Northern also distributes electricity to industrial concerns in its Authorized Area. Northern's 20 largest distribution customers in its Authorized Area accounted for approximately 18% of total electricity distributed by Northern in Northern's fiscal year ended March 31, 1996 in terms of units distributed, with no single customer exceeding 4% of total electricity distributed.

       Electricity is transported across the national grid transmission system to grid supply points within Northern's distribution network, where it is transformed by Northern and enters Northern's distribution system. Electricity is also transported to national grid supply points located in neighboring RECs' authorized areas, which are connected to Northern's distribution system by overhead lines and underground cables.

      At March 31, 1996, Northern's electricity distribution network (excluding service connections to consumers) included approximately 17,000 kilometers of overhead lines and approximately 26,000 kilometers of underground cables. Substantially all substations are owned in freehold, and most of the balance are held on leases which will not expire within 10 years.

      In addition to the circuits referred to above, Northern's distribution facilities also include approximately 26,000 transformers and approximately 23,000 substations. Electricity is received by customers at various voltages depending upon their requirements. In providing service connections to customers and to street lighting, traffic lights and other installations from its network, Northern uses lengths of overhead lines and underground cables in addition to those referred to above.

      Operations and control of Northern's distribution system is continuously monitored and coordinated from two control centers. A telecontrol system has been implemented to provide remote information gathering and to provide remote operation of selected switchgear.

      Each of the RECs is required to offer terms for connection to its distribution system to any person, for use of its distribution system to any authorized electricity operator and for the provision of top-up and stand-by supplies to any person. In providing use of its distribution system, a REC must not discriminate between its own supply business and that of any other authorized electricity operator, or between those of other authorized electricity operators; nor may its charges differ except where justified by differences in cost. Similar principles apply to the provision of top-up and stand-by supplies of electricity, and in the carrying out of connection works. Disputes over the terms of offers may be determined by the Regulator.

     Most revenue of the distribution business is controlled by a formula where the permitted maximum average price per unit is increased (or decreased) each year by RPI-XD (the "Distribution Price Control Formula"). RPI reflects the average of the 12 month inflation rates recorded for the previous July to December period. The Distribution Price Control Formula, XD factor, is established by the Regulator following review and is set at 3% from April 1, 1997. This formula determines the maximum average price per unit of electricity distributed (in pence per kilowatt hour) which a REC is entitled to charge. This price, when multiplied by the expected number of units to be distributed and customer numbers, determines the expected distribution revenues of the REC for the relevant year. The Distribution Price Control Formula permits RECs to partially retain additional revenues due to increased distribution of units and a predetermined increase in customer numbers. The price control does not seek to constrain the profits of a REC from year to year. It is a control on income which operates independently of the REC's costs. During the lifetime of the price control additional cost savings therefore contribute directly to profit.

     On August 11, 1994, the Regulator announced the results of a review of the Distribution Price Control Formula. A one-time reduction in the permitted income from distribution charges of all the RECs was made with effect from April 1, 1995 and ranged from 11% to 17% (the reduction in Northern's case being 17%), in each case before allowing for inflation. In addition, the
Regulator halved from 100% to 50% the weight of units in the Distribution Price Control Formula and allocated the remaining 50% to the number of customers. An XD of 2% was also set. The stated intention of the Regulator in introducing this change was "to remove any artificial incentive on the companies to sell more electricity, while retaining a general incentive for companies to seek out and meet the needs of their customers. In light of information concerning the financial position of the RECs that emerged during the course of the unsuccessful bid by Trafalgar House plc for Northern, the Regulator carried out a further review which led to further reduced distribution charges of all the RECs as of April 1, 1996 in amounts ranging from 10% to 13% (the reduction in Northern's case being 13%), in each case before allowing for inflation, and also increased the XD to 3% effective April 1, 1997.

      The Distribution Price Control Formula is expected to be further reviewed, effective as of April 1, 2000. A REC may seek disapplication of its Distribution Price Control Formula with effect from that date by request to the Regulator. If agreement is not reached on a new formula, the Regulator must refer it to the Monopolies and Mergers Commission ("MMC").

     In setting the distribution charges each year, the holder of a PES license will have to make a projection of the permitted maximum charge per unit distributed in that year. The projection will have to take account of forecasts of units distributed, distribution losses and the expected revenue in the current year. Failure to forecast accurately may result in over- or under-charging; this is taken into account in the following year through a correction factor in the price control formula. If a REC has overcharged in the previous year, the maximum average charge per unit distributed is reduced by an amount to reflect the excess income received, to which is added interest. In the event of undercharging, the Distribution Price Control Formula allows the licensee to recover the shortfall in income plus interest.

      If, in any year, the average charge per unit distributed exceeds the permitted maximum average charge per unit distributed by more than 3%, then, in the next following year, the REC may not increase distribution charges unless it has satisfied the Regulator that the average charge per unit in that next following year is not likely to exceed the permitted maximum average charge. If, in respect of any two successive years, the sum of the amounts by which the average charge per unit distributed has exceeded the permitted maximum average charge per unit distributed in the second of those years is more than 4%, then, in the next following year, the REC may be required by the
Regulator to adjust its charges so that they fall within the maximum permitted average charge. If, in respect of two successive years, the licensee undercharges by more than 10% of the maximum average charge, the Regulator may, by directions to the licensee, limit the amount by which such undercharging may be recovered.

Supply of Electricity

     Northern Electric Supply Limited ("Northern Supply") focuses on Northern's supply business and is responsible for marketing, tariff setting, contracts and customer service in connection with the supply of both electricity and gas. Northern's supply business involves the bulk purchase of electricity, primarily from the Pool, and subsequent sale to individual customers. Until March 31, 1998, each of the RECs is the exclusive supplier of electricity to premises in each of their authorized areas, except where the maximum demand of a customer is greater than 100kW. The formula described below controls the income that the supply business may receive from franchise customers and therefore the profits that can be derived from the supply of electricity to franchise customers. Supplies to other customers are not regulated since the Regulator believes that the market in excess of 100kW is sufficiently competitive not to require this. The current regulations that permit each of the RECs to be the exclusive supplier in each of their authorized areas will expire as of March 31, 1998.

     Under the terms of its PES license, Northern currently holds the right to supply approximately 1.5 million Franchise Supply Customers within Northern's Authorized Area. During Northern's fiscal year ended March 31, 1996, sales to Franchise Supply Customers represented 51% of total units supplied by Northern and produced 63% of Northern's total supply revenue. Northern intends to seek to retain its market share of Franchise Supply Customers after March 31, 1998 by providing superior customer service and competitive pricing.

      In addition to competing for Non-Franchise Supply Customers in its Authorized Area, Northern holds a second tier license to compete with the RECs and other suppliers to provide electricity to Non-Franchise Supply Customers outside its Authorized Area.

      Northern is one of the largest suppliers in the competitive and open electricity market in the United Kingdom and supplies customers in all 15 PES areas in Great Britain and Northern Ireland. Northern supplies substantially more sites than it had previously supplied prior to the beginning of open competition in the supply business in the United Kingdom. In addition, Northern Supply maintains a gas supply business and, at March 31, 1996, Northern had won gas supply contracts for more than 4,000 sites nationally, mainly outside northeast England.

      Subject to minor exceptions, all electricity customers in the United Kingdom must be supplied by a licensed supplier. Licensed suppliers purchase electricity and make use of the transmission and distribution networks to achieve delivery to customers' premises.

       There are two types of licensed suppliers: public electricity (or first tier) suppliers ("PESs") and second tier suppliers. PESs are the RECs, Scottish Power and Hydro-Electric, each supplying in its respective authorized area. Second tier suppliers include National Power, PowerGen, Nuclear Electric, Scottish Power, Hydro-Electric and other PESs supplying outside their respective authorized areas. There are also a number of independent second tier suppliers.

      At present, a Franchise Supply Customer can only buy electricity from the PES authorized to supply the relevant authorized area. Franchise Supply Customers typically include domestic and small commercial and small industrial customers. Non-Franchise Supply Customers with demand over 100kW are not limited to buying electricity from the local PES and can choose to buy from a second tier supplier. Such customers are typically larger commercial, agricultural and industrial electricity users. Second tier suppliers compete with one another and with the local PES to supply customers in this competitive (or "non-franchise") sector of the market.

      Under the current licensing regime, after March 31, 1998, all customers, including those who are currently Franchise Supply
Customers, will be free to choose their electricity supplier.

      The supply of electricity to Franchise Supply Customers is subject to price control. The maximum permitted average charge per unit supplied (in pence per kilowatt hour) is controlled by a formula whereby certain costs are passed through in full (the Y term) to customers. The permitted income per unit supplied in respect of the supply business' own costs and margin increases (or decreases) each year by RPI--X (the "Supply Price Control Formula") where Xs is currently 2%. RPI reflects the average of the 12 month inflation rates recorded for the previous July to December period. The Xs factor is established by the Regulator during the price control review. The Y term is a pass-through of certain costs which are either largely outside the control of the REC or have been regulated elsewhere. It thus covers the REC's electricity purchase costs, including both direct Pool purchase costs and costs of hedging, transmission charges made by NGC, distribution charges made by its own and other REC distribution businesses and the Fossil Fuel Levy (as described herein) or amounts equivalent thereto in respect of the purchase of non-leviable electricity which are attributable to Franchise Supply Customers.

      As with the Distribution Price Control Formula, there is a correction factor in the Supply Price Control Formula in the event of over-or under-charging. If a REC has overcharged in the previous year, the maximum average charge per unit supplied is reduced by an amount to reflect the excess income received, to which is added interest. In the event of under-charging, the Supply Price Control Formula allows the licensee to recover the shortfall in income plus interest.

      If, in any year, the average charge per unit supplied exceeds the permitted maximum average charge per unit supplied by more than 4%, then, in the next following year, the REC may not increase supply charges to Franchise Supply Customers unless it has satisfied the Regulator that the average charge per unit in that next following year is not likely to exceed the permitted maximum average charge. If, in respect of any two successive years, the sum of the amounts by which the average charge per unit supplied has exceeded the permitted maximum average charge per unit supplied in the second of those years is more than 5% of that permitted maximum average charge, then, in the next following year, the REC may be required by the Regulator to adjust its charges so that they fall within the maximum permitted average charge. If, in respect of two successive years, the licensee under-charges by more than 10% of the maximum average charge, the Regulator may, by directions to the licensee, limit the amount by which such under-charging may be recovered.

      The initial value of Xs was set at 0 for all the RECs on April 1, 1990. The Supply Price Control Formula was reviewed by the Regulator with effect from April 1, 1994, when the Xs term was set at 2% for all the RECs. This will apply to the period ending March 31, 1998. On this date, the exclusive right of the RECs to supply Franchise Supply Customers is scheduled, under the current licensing structure, to come to an end. However, the Regulator has indicated that price regulation for supply to some former Franchise Supply Customers is likely to be extended for an interim period until an adequate level of competition is established. On September 5, 1996, and January 20, 1997, the Regulator published a consultation paper on price restraints on the supply businesses of RECs from April 1, 1998.

      The Pool was established for bulk trading of electricity in England and Wales between generators and suppliers. The Pool reflects two principal characteristics of the physical generation and supply of electricity from a particular generator to a particular supplier. First, it is not possible to trace electricity from a particular generator to a particular supplier. Second, it is not practicable to store electricity in significant quantities, creating the need for a constant matching of supply and demand. Subject to certain exceptions, all electricity generated in England and Wales must be sold and purchased through the Pool. All licensed generators and suppliers must become signatories to a pooling and settlement agreement, which governs the constitution and operation of the Pool and the calculation of payments due to and from generators and suppliers (the "Pooling and Settlement Agreement"). The Pool also provides centralized settlement of accounts and clearing. The Pool does not itself buy or sell electricity.

      Prices for electricity are set by the Pool daily for each one-half hour of the following day based on the bids of the generators and a complex set of calculations matching supply and demand and taking account of system stability, security and other costs. A computerized system (the settlement system) is used to calculate prices and to process metered, operational and other data and to carry out the other procedures necessary to calculate the payments due under the Pool trading arrangements. The settlement system is administered on a day-to-day basis by Energy Settlements and Information Services, Limited a subsidiary of NGC, as settlement system administrator.

      The price control regulations which govern the authorized area supply market permit the pass-through to customers of certain permitted costs, which include the cost of arrangements such as contracts for differences ("CFDs") to hedge against Pool price volatility. Generally, CFDs are contracts between generators and suppliers that have the effect of fixing the price of electricity for a contracted quantity of electricity over a specific time period. Differences between the actual price set by the Pool and the agreed prices give rise to difference payments between the parties to the particular CFD. At the present time, Northern's forecast franchise supply market demand for fiscal year 1997 is substantially hedged through various types of agreements including CFDs.

     The most common contracts for supply to Non-Franchise Supply Customers are for a twelve-month term and contain fixed rates. Northern is exposed to two principal risks associated with such contracts: "load shape" risk (the risk associated with a shift in the customer's usage pattern, including absolute amounts demanded and timing of amounts demanded) and "purchase" price risk (the cost of purchased electricity relative to the price received from the supply customer). Northern employs risk management methods to maximize its return consistent with an acceptable level of risk. Generally load shape risk decreases as Northern's portfolio of supply customers in the non-franchise supply market increases. Northern hedges purchase price risk by employing a variety of risk management tools, including management of its supply contract portfolio and hedging contracts. Northern's ability to manage its purchase price risk depends, in part, on the future availability of properly priced risk management mechanisms such as CFDs. Northern is investigating whether owning its own source of generation or contracting for such source or sources would be an appropriate method for partially managing purchase price risk.

Regulation Under the Electricity Act 1989

      The  Regulator.   The principal legislation  governing  the
structure and regulation of the electricity industry in the United Kingdom is the Electricity Act. The Electricity Act established the industry structure described above so as to enable privatization to take place. The Electricity Act also created the institutional framework under which the industry is currently regulated, including the office of the Regulator, who is appointed by the United Kingdom Secretary of State for Trade and Industry (the "UK Secretary of State"). The present Regulator, Professor Stephen Littlechild, was appointed for a five-year term commencing September 1, 1989 and has since been reappointed for a further five-year term.

      The Regulator's functions under the Electricity Act include granting licenses to generate, transmit or supply electricity (a function that he exercises under a general authority from the UK Secretary of State); proposing modifications to licenses, and making license modification references to the MMC; enforcing compliance with license conditions; advising the UK Secretary of State in respect of the setting of each NFFO (defined below); calculating the Fossil Fuel Levy (defined below) rate and collecting the levy; determining certain disputes between electricity licensees and customers; and setting standards of performance for electricity licensees.

      The Regulator exercises concurrently with the Director General of Fair Trading certain functions relating to monopoly and merger situations under the Fair Trading Act 1973 and certain functions relating to courses of conduct which have, or are intended or likely to have, the effect of restricting, distorting or preventing competition in the generation, transmission or supply of electricity under the Competition Act 1980.

      The Electricity Act requires the Regulator and the UK Secretary of State to exercise their functions in the manner each considers is best calculated to secure that all reasonable demands for electricity are satisfied; to secure that license holders are able to finance their licensed activities; and to promote competition in the generation and supply of electricity. Subject to these duties, the UK Secretary of State and the Regulator are required to exercise their functions in the manner which each considers is best calculated: to protect the interests of customers for electricity supplied by licensed suppliers in respect of price, continuity of supply, and the quality of electricity supply services; to promote efficiency and economy on the part of licensed electricity suppliers and the efficient use of electricity supplied to customers; to promote research and development by persons authorized by license to generate, transmit or supply electricity; and to secure the establishment of machinery for promoting the health and safety of workers in the electricity industry. The UK Secretary of State and the Regulator also have a duty to take into account the effect on the physical environment of activities connected with the generation, transmission or supply of electricity.

      In performing their duties to protect the interests of customers in respect of prices and other terms of supply, the UK Secretary of State and the Regulator have a duty to take into account in particular the interests of customers in rural areas. In performing their duties to protect the interests of customers in respect of the quality of electricity supply services, they have a duty to take into account in particular the interests of those who are disabled or of pensionable age.

      Licenses. Generation Licenses. Unless covered by an exemption, all electricity generators operating a power station in the United Kingdom are required to have a generation license. The conditions attached to a generation license in England and Wales require the holder, among other things, to comply with a grid code, be a member of the Pool and submit relevant generating sets for central dispatch. The conditions attached to generation licenses in Scotland require the holder, among other things, to comply with a grid code. Failure to comply with any of the generation license conditions may subject the licensee to a variety of sanctions, including enforcement orders by the Regulator, or if an enforcement order is not complied with, license revocation.

      PES Licenses. Each of the RECs, Scottish Power and Hydro-Electric has a PES license for its authorized area and is required, under the Electricity Act, to supply electricity upon request to any premises in that area, except in specified circumstances. Each PES is also required not to discriminate between its own supply business and other users of its distribution system. PESs are subject to separate price controls on the amounts they may charge for the supply of electricity to Franchise Supply Customers and in respect of distribution charges. The PES licenses also require the licensee to procure electricity at the best price reasonably obtainable.

      On September 5, 1996, and January 20, 1997 the Regulator issued consultation papers to consider the application of supply price restraints to PESs effective from April 1, 1998. The Regulator has stated that he aims to publish final proposals in the summer of 1997.

      In England and Wales, each PES license limits the extent of the generation capacity in which the relevant REC may hold an interest without the prior consent of the Regulator ("own-generation limits"). These own-generation limits, expressed in megawatts, currently restrict the participation of a REC in generation to a level of approximately 15% of the total electricity consumption in that REC's authorized area. In the case of Northern, the own-generation limit is fixed at 500 MW.

      The Regulator has stated that it would be reasonable to consider a REC's request to increase its own-generation limit on condition that it accepted explicit restrictions on the contracts it signed with its supply business, and that at a minimum the REC would be prohibited from passing additional own-generation contracts into its franchise supply market. He considers that an increase in own-generation limits subject to such restrictions could allow a REC to contribute more fully to the development of competition in generation without the allegation that it was exploiting its captive market and local monopoly position.

      Second Tier Supply Licenses. Other than a PES in its authorized area and subject to certain other exceptions, a supplier of electricity to premises in the United Kingdom must possess a second tier supply license. Subject to the restrictions described in "Electricity Supply" above, second tier licensees may compete for the supply of electricity with one another and with the PES for the relevant area. Currently, there are approximately 39 second tier supply license holders for England and Wales and approximately 25 second tier supply license holders for Scotland.

      Transmission Licenses.  In England and Wales,  NGG  is  the
only transmission license holder. The transmission license imposes on NGC the obligation to operate the merit order system for the central dispatch of generating sets and gives NGC responsibility for the economic purchasing of ancillary services from generators and suppliers. The transmission license requires NGC to offer terms on a non-discriminatory basis for the carrying out of works for connection to, and use of, the transmission system and for use of the interconnections.

      Modifications to Licenses. Subject to a veto power by the UK Secretary of State, the Regulator may modify license conditions with the agreement of the license holder. He must first publish the proposed modifications and consider representations or objections made. Modifications to the original PES licenses held by Northern have been previously made to give effect to price control reviews carried out by the Regulator. CE Electric and the Regulator have agreed in principle on proposed terms of an amendment to Northern's PES license in connection with the acquisition of Northern. These modifications conform to the legal assurances provided to the UK Secretary of State, which are generally in standard form in connection with recent acquisitions of RECs.

      If the Regulator and a license holder fail to agree on modifications, the may refer the matter to the MMC. If the MMC finds that the matter referred to it has, or may be expected to have, specified effects adverse to the public interest which could be remedied or prevented by a license modification, the
Regulator is required to make modifications that appear to him requisite for the purpose of remedying or preventing the adverse effects identified by the MMC. Modifications to license conditions may also be made by the UK Secretary of State as a consequence of monopoly, merger or other competition references under general United Kingdom competition law.

      Term and Revocation of Licenses. Northern's PES license shall continue indefinitely unless revoked. Under ordinary circumstances, the license only may be revoked upon 25 years' prior notice, which notice may not be given until 2000. Otherwise, the UK Secretary of State may revoke a PES license upon not less than 30 days' written notice to the licensee in certain specified circumstances including any failure to comply with a final order of the Regulator requiring the license holder to comply with its license conditions or requirements.

                 Other International Businesses

       Northern Utility Services Limited. Northern Utility Services Limited ("Northern Utility") is an engineering company whose role is to adapt, maintain and restore the distribution network of Northern and to sell related services to third parties. Northern Utility has been able to make significant cost reductions for Northern during the past year by working with suppliers in order to improve core processes, close selected depot locations, increase staff productivity and reduce material and plant costs. Northern Utility has pioneered techniques using innovative diagnostic testing equipment which reduces the need for intrusive maintenance. The equipment can identify some of the causes of potential systems failures before breakdown and subsequent loss of supply occurs. Also, the continued development in the use of trenchless technology has brought both financial and environmental benefits to Northern and its customers. While Northern Utility's largest customer is Northern Distribution, it increasingly has sold its services to third parties. Northern Utility is Northern's largest employer.

      Northern Electric Retail Limited. Northern Electric Retail Limited ("Northern Retail") sells electrical and gas appliances and provides account collection and customer services for Northern's other businesses. Northern Retail's operating profit increased to pounds sterling 3.9 million for the year ending March 31, 1996 compared to pounds sterling 3.5 million for the prior year. This increase was primarily the result of increased sales capabilities and costs savings attributable to Northern Retail's investment in information technology.

      Northern Metering Services Limited. Northern Metering Services Limited ("Northern Metering) provides meter supply, installation, refurbishment and certification services as well as meter operator and data collection services. Northern Metering has developed an energy profiling system which helps businesses reduce costs through the more efficient use of all fuels, not just electricity.

       Sovereign Exploration Limited. Sovereign Exploration Limited ("Sovereign Exploration"), a gas exploration and production company, holds interests in the southern basin of the United Kingdom sector of the North Sea, including a 5% ownership of the Victor Field, which had a subsea pipeline connection of the north west extension of the field completed in 1995, and a 2% ownership interest in the Schooner Field, which is currently under development. Sovereign Exploration also has a 20% ownership interest in the Windermere Field, which obtained regulatory consent for development in April 1996. Sovereign Exploration has interests in other potential gas developments located in United Kingdom waters.

               Domestic Power Generation Projects

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

      The Coso Partnerships are as follows: (i) Coso Finance Partners, which owns the Navy I Project (the "Navy I Partnership"), (ii) Coso Energy Developers, which owns the BLM Project (the "BLM Partnership") and (iii) Coso Power Developers, which owns the Navy II Project (the "Navy II Partnership" and, together with the Navy I Partnership and the BLM Partnership, the "Coso Partnerships"). The Company holds ownership interests of approximately 46% in the Navy I Partnership; approximately 48% in the BLM Partnership; and 50% in the Navy II Partnership. The Company consolidates its respective share of the operating results of the Coso Partnerships into its financial statements. Each of the Coso Partnerships is managed by a management committee which consists of two representatives of the Company and two representatives of the Company's partners. The Company is the managing partner of each of the Coso Partnerships and operates the Coso Project, for which it receives fees from the Coso Partnerships.

      The Coso Project sells all electricity generated by the respective plants pursuant to three long-term SO4 Agreements between the Navy I Partnership, the BLM Partnership, and the Navy II Partnership, respectively, and Edison. These SO4 Agreements provide for capacity payments, capacity bonus payments and energy payments. Edison makes fixed annual capacity payments to the Coso Partnerships and, to the extent that capacity factors exceed certain benchmarks, is required to make capacity bonus payments. The price for capacity and capacity bonus payments is fixed for the life of the SO4 Agreements. Energy is sold at increasing fixed rates for the first ten years after firm operation and thereafter at Edison's Avoided Cost of Energy. The fixed price periods of the SO4 Agreements extend until at least August 1997, March 1999 and January 2000 for each of the units operated by the Navy I, BLM and Navy II Partnerships, respectively, at rates of
12.6 cents per kWh in 1996. The Company's share of the revenues received by the Coso Partnerships for 1994, 1995 and 1996 was $137.0 million, $152.1 million and $160.5 million, respectively.

       The   physical  facilities  used  for  geothermal   energy
production are substantially the same at the Navy I, BLM and Navy
II Projects.

      Navy I. The geothermal resource for the Navy I Project currently is produced from approximately 32 wells. The Navy I Project consists of three turbine generators, each with approximately 32 gross MW of electrical generating capacity. Based on an assumed net capacity of 80 MW, the Navy I Project operated at an average operating capacity factor of 114.0% in 1994, 112.1% in 1995, and 112.0% in 1996.

      BLM. The BLM Project's geothermal resource currently is produced from approximately 20 wells. The BLM Project consists of three turbine generators. Two of these turbine generators are located at the BLM East site in a dual flash system, and one is located at the BLM West site in a single flash system, each with an electrical generating capacity of 32 gross MW. Based on an assumed net capacity of 80 MW, the BLM Project operated at an average operating capacity factor of 99.5% in 1994, 107.5% in 1995 and 107.9% in 1996.

      Navy II. The geothermal resource for the Navy II Project currently is produced from approximately 25 wells. The Navy II Project consists of three individual turbine generators, each with approximately 32 gross MW of electrical generating capacity. Based on an assumed net capacity of 80 MW, the Navy II Project operated at an average operating capacity factor of 105.9% in 1994, 111.3% in 1995 and 110.6% in 1996.

      Imperial Valley Project. The Company currently operates eight geothermal plants in the Imperial Valley in California (the "Imperial Valley Project"). Four of these Imperial Valley Project plants (the "Partnership Project") were developed by Magma which originally owned a 50% interest. On April 17, 1996, the Company completed the Partnership Project Acquisition pursuant to which the Company acquired the remaining 50% interests in each of the Partnership Project plants for $70 million. The Partnership
Project consist of the Vulcan, Hoch (Del Ranch), Elmore and Leathers projects (the "Vulcan Project," the "Hoch (Del Ranch) Project," the "Elmore Project" and the "Leathers Project," respectively).

      The remaining four operating Imperial Valley Project plants (the "Salton Sea Projects") are wholly owned by subsidiaries of Magma. Three of these plants were purchased on March 31, 1993 from Union Oil Company of California. These geothermal power plants consist of the Salton Sea I project (the "Salton Sea I Project"), the Salton Sea II project (the "Salton Sea II Project") and the Salton Sea III project (the "Salton Sea III Project"). The fourth plant, the Salton Sea IV project (the "Salton Sea IV Project"), commenced commercial operations in 1996.

      Based on an assumed net capacity of 79.8 MW for 1994 and 1995 and 119.4 MW for 1996 (after the Salton Sea IV Project commenced commercial operation), the Salton Sea Projects operated at a combined capacity factor of 90.8% in 1994, 86.5% in 1995 and 90.4% in 1996. Based on an assumed net capacity of 148 MW, the Partnership Project operated at a combined capacity factor of 103.8% in 1994, 105.9% in 1995 and 104.8% in 1996.

      Vulcan. The Vulcan Project sells electricity to Edison under a 30-year SO4 Agreement that commenced on February 10, 1986. The Vulcan Project has a contract capacity and contract nameplate of 29.5 MW and 34 MW, respectively. Under the SO4 Agreement, Edison is obligated to pay the Vulcan Project a capacity payment, a capacity bonus payment and an energy payment.

      The price for contract capacity payments is fixed for the life of such SO4 Agreement. The as-available capacity price is based on a payment schedule as approved by the CPUC from time to time. The contract energy payment increased each year for the first ten years, which period expired on February 9, 1996. Thereafter, the energy payments are based on Edison's Avoided Cost of Energy. The energy payment per kWh was 3.6 cents for 1996.

      Hoch (Del Ranch). The Hoch (Del Ranch) Project sells electricity to Edison under a 30-year SO4 Agreement that commenced on January 2, 1989. The contract capacity and contract nameplate are 34 MW and 38 MW, respectively. The provisions of such SO4 Agreement are substantially the same as the SO4 Agreement with respect to the Vulcan Project.

      The price for contract capacity payments is fixed for the life of the SO4 Agreement. The energy payments per kWh for the first ten-year period, which expires on January 1, 1999, are fixed at rates ranging from 12.6 cents for 1996 to 14.6 cents for 1998. Thereafter, the energy payments will be based on Edison's Avoided Cost of Energy.

      Elmore. The Elmore Project sells electricity to Edison under a 30-year SO4 Agreement that commenced on January 1, 1989. The contract capacity and contract nameplate are 34 MW and 38 MW, respectively. The provisions of such SO4 Agreement are substantially the same as the SO4 Agreement with respect to the Vulcan Project.

      The price for contract capacity payments is fixed for the life of the SO4 Agreement. The energy payments per kWh for the first ten-year period, which expires on December 31, 1998, are fixed at rates ranging from 12.6 cents in 1996 to 14.6 cents in 1998. Thereafter, the energy payments will be based on Edison's Avoided Cost of Energy.

     Leathers. The Leathers Project sells electricity to Edison pursuant to a 30-year SO4 Agreement that commenced on January 1, 1990. The contract capacity and contract nameplate are 34 MW and 38 MW, respectively. The provisions of such SO4 Agreement are substantially the same as the SO4 Agreement with respect to the Vulcan Project.

      The price for contract capacity payments is fixed for the life of the SO4 Agreement. The energy payments per kWh for the first ten-year period, which expires on December 31, 1999, are fixed at rates ranging from 12.6 cents in 1996 to 15.6 cents in 1999. Thereafter, the energy payments are based on Edison's Avoided Cost of Energy.

      Salton Sea I Project. The Salton Sea I Project sells electricity to Edison pursuant to a 30-year negotiated power purchase agreement, as amended (the "Salton Sea I PPA"), which provides for capacity and energy payments. The contract capacity and contract nameplate are each 10 MW.

      The capacity payment is based on the firm capacity price which is currently $132.58/kW-year. The contract capacity payment adjusts quarterly based on a basket of energy indices for the term of the Salton Sea I PPA. The energy payment is calculated using a Base Price (defined as the initial value of the energy payment (4.701 cents per kWh for the second quarter of 1992)), which is subject to quarterly adjustments based on a basket of indices. The time period weighted average energy payment for Salton Sea I was 5.1 cents per kWh during 1996. As the Salton Sea I PPA is not an SO4 Agreement, the energy payments do not revert to Edison's Avoided Cost of Energy.

      Salton Sea II Project. The Salton Sea II Project sells electricity to Edison pursuant to a 30-year modified SO4 Agreement that commenced on April 5, 1990. The contract capacity and contract nameplate are 15 MW (16.5 MW during on-peak periods) and 20 MW, respectively. The contract requires Edison to make capacity payments, capacity bonus payments and energy payments. The price for contract capacity and contract capacity bonus payments is fixed for the life of the modified SO4 Agreement. The energy payments for the first ten-year period, which period expires on April 4, 2000, are levelized at a time period weighted average of 10.6 cents per kWh. Thereafter, the monthly energy payments will be Edison's Avoided Cost of Energy. For the period April 1, 1994 through March 31, 2004, Edison is entitled to receive, at no cost, 5% of all energy delivered in excess of 80% of contract capacity.

      Salton Sea III Project. The Salton Sea III Project sells electricity to Edison pursuant to a 30-year modified SO4 Agreement that commenced on February 13, 1989. The contract capacity is 47.5 MW and the contract nameplate is 49.8 MW. The SO4 Agreement requires Edison to make capacity payments, capacity bonus payments and energy payments for the life of the SO4 Agreement. The price for contract capacity payments is fixed at $175/kW per year. The energy payments for the first ten-year period, which period expires on February 12, 1999, are levelized at a time period weighted average of 9.8 cents per kWh. Thereafter, the monthly energy payments will be Edison's Avoided Cost of Energy.

      Salton Sea IV Project. The Salton Sea IV Project consists of the consolidated expansion project pursuant to the Salton Sea I PPA and the Fish Lake SO4 described below. The Salton Sea I Project had an option to supply an additional 20 MW of power to Edison under the Salton Sea I PPA. Magma, through its wholly-owned subsidiary, Fish Lake Power Company ("FLPC"), acquired in 1992 a modified SO4 Agreement (the "Fish Lake SO4") to supply electric power to Edison from a 16 MW geothermal power plant proposed to be built at Fish Lake in Esmeralda County, Nevada (the "Fish Lake Project").

      In 1994, Magma and Edison negotiated the consolidation of the expansion portion of the Salton Sea I PPA and the Fish Lake SO4 (the "Amended PPA"). The Amended PPA was approved by the CPUC on April 26, 1995. The Amended PPA is a 30 year contract and provides for contract capacity payments based on a blended rate of 20/34 of $121.72/kW-year in 1992 dollars escalated quarterly by an index plus 14/34 of $158/kW-year. The Amended PPA provides for energy payments pursuant to a schedule to commence in 1996 at 16/36 of 8.8 cents per kWh plus 20/36 of 4.7 cents per kWh in 1992 dollars escalated by an index.

      Construction of the Salton Sea IV Project was completed and commencement of commercial operation occurred in 1996.

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

     Desert Peak. The Company is the owner and operator of a 10 MW geothermal plant at Desert Peak, Nevada. The Desert Peak Project had been selling electricity to Sierra Pacific Power
Company ("SPPCo") under a power sales contract that expired December 31, 1995. A new letter agreement was executed providing for the sale of capacity and energy at SPPCo's avoided cost.

      Royalty Interest in the Mammoth Plants. Magma receives royalty revenues from a 10 MW and a 12 MW contract nameplate geothermal power plant (the "First Mammoth Plant" and the "Second Mammoth Plant," respectively, and referred to herein, collectively, as the "Mammoth Plants") at Mammoth Lakes, California. Electricity from the Mammoth Plants is sold to Edison under two long-term power purchase agreements. The First Mammoth Plant and the Second Mammoth Plant began commercial operation in 1985 and 1991, respectively. Magma leases both property and geothermal resources to support the Mammoth Plants in return for certain base royalty and bonus royalty payments. For the First Mammoth Plant and the Second Mammoth Plant, the base royalty is 12.5% and 12%, respectively, of gross electricity sales revenues. The bonus royalty for the Mammoth Plants is 50% of the excess of annual gross electricity sales revenues over an annual revenue standard based on the Mammoth Plants operating at 85% of contract capacity.

      Royalty Interest in the East Mesa Plant. Magma also receives royalty revenues from a 37 MW contract nameplate geothermal power plant (with two units) at East Mesa in Imperial Valley, California (the "East Mesa Plant"). Electricity from the plant is sold to Edison pursuant to two SO4 Agreements formerly held by Magma, and Magma is entitled to receive a senior payment of 4% of gross electricity sales revenues and a junior payment of 10% of gross electricity sales revenues. To date, such junior payment has not been received.

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

     The Yuma Project commenced commercial operation in May 1994. The project entity has executed steam sales contracts with an adjacent industrial entity to act as its thermal host in order to maintain its status as a QF, which is a requirement of its SDG&E contract. Since the industrial entity has the right under its agreement to terminate the agreement upon one year's notice if a change in its technology eliminates its need for steam, and in any case to terminate the agreement at any time upon three years notice, there can be no assurance that the Yuma Project will maintain its status as a QF. However, if the industrial entity terminates the agreement, the Company anticipates that it will be able to locate an alternative thermal host in order to maintain its status as a QF or build a greenhouse at the site for which the Company believes it would obtain QF status. A natural gas supply and transportation agreement has been executed with Southwest Gas Corporation, terminable under certain circumstances by the Company and Southwest Gas Corporation. The Yuma Project is unleveraged other than intercompany debt.

       Saranac. Saranac is a 240 MW natural gas-fired cogeneration facility located in Plattsburgh, New York, which began commercial operation in June 1994. Saranac has entered into a 15-year power purchase agreement (the "Saranac PPA") with New York State Electric & Gas Corporation ("NYSEG"). Saranac is a QF and has entered into 15-year steam purchase agreements (the "Saranac Steam Purchase Agreements") with Georgia-Pacific Corporation and Tenneco Packaging , Inc.

      Saranac has a 15-year natural gas supply contract (the "Saranac Gas Supply Agreement") with Shell Canada Limited ("Shell Canada") to supply 100% of Saranac's fuel requirements. Shell Canada is responsible for production and delivery of natural gas to the U.S.-Canadian border; the gas is then transported by the North Country Gas Pipeline Corporation ("NCGP") the remaining 22 miles to the plant. NCGP is a wholly-owned subsidiary of Saranac Power Partners, L.P. (the "Saranac Partnership"), which also owns Saranac. NCGP also transports gas for NYSEG and Georgia-Pacific.

      Each  of  the  Saranac  PPA,  the  Saranac  Steam  Purchase
Agreements and the Saranac Gas Supply Agreement contains rates that are fixed for the respective contract terms. Revenues escalate at a higher rate than fuel costs.

      The Saranac Partnership is comprised of subsidiaries of (i)
Falcon  Seaboard and (ii) Tomen Corporation ("Tomen") and General
Electric Capital Corporation ("GECC").

      On February 14, 1995, NYSEG filed with the FERC a Petition for a Declaratory Order seeking FERC (i) to declare that the rates NYSEG pays under its PPA with Saranac, which was approved by the New York State Public Service Commission ("NYPSC"), were in excess of the level permitted under PURPA and (ii) to authorize the NYPSC to reform the PPA. On April 12, 1995, the FERC by a unanimous (5-0) decision issued an order denying the various forms of relief requested by NYSEG and finding that the rates required under the NYSEG/Saranac PPA were consistent with PURPA and the FERC's regulations. On May 11, 1995, NYSEG requested rehearing of the order and, by order issued July 19, 1995, the FERC unanimously (5-0) denied the request. On June 14, 1995, NYSEG petitioned the United States Court of Appeals for the District of Columbia Circuit for review of FERC's April 12, 1995 order. FERC moved to dismiss NYSEG's petition for review on July 28, 1995. Oral argument before the Court on NYSEG's petition and FERC's motion to dismiss was held on December 2, 1996. The Court has not yet acted on FERC's motion to dismiss. Based on the advice of its outside legal counsel, the Company believes Saranac's position is meritorious and that it will prevail before the D.C. Circuit if the matter is ultimately heard on its merits.

      Power Resources. Power Resources is a 200 MW natural gas-fired cogeneration project located near Big Spring, Texas, which has a 15-year power purchase agreement (the "Power Resources PPA") with Texas Utilities Electric Company. Power Resources began commercial operation in June 1988. Power Resources is a QF and has entered into a 15-year steam purchase agreement (the "Power Resources Steam Purchase Agreement") with Fina Oil and Chemical Company ("Fina"), a subsidiary of Petrofina S.A. of Belgium.

      Power Resources has two natural gas supply agreements in place. Natural Gas Clearinghouse ("NGCH") has entered into a 10-year agreement (the "NGCH Gas Supply Agreement") which ends May 1997. In addition, Power Resources has entered into an agreement (the "FSGC Gas Supply Agreement") with Falcon Seaboard Gas Company ("FSGC") for the remainder of Power Resources' fuel requirements through December 2003. FSGC has fulfilled its commitments to Power Resources, Inc. ("PRI") to date using a combination of spot purchases plus short-term contracts. In June 1995 FSGC and Louis Dreyfus Natural Gas Corp. ("Dreyfus") executed an eight-year natural gas supply agreement (the "FSGC-Dreyfus Gas Supply Agreement"), with which FSGC will fulfill its supply commitment to PRI from October 1995 to the end of the term of the Power Resources PPA. Accordingly, through the combination of the NGCH Gas Supply Agreement and the FSGC-Dreyfus Gas Supply Agreement, all gas requirements have been contracted for through the end of the Power Resources PPA.

      Each  of the Power Resources PPA, the Power Resources Steam
Purchase Agreement and the FSGC Gas Supply Agreement contains rates that are fixed for the respective contract terms. Revenues escalate at a higher rate than fuel costs.

      NorCon. NorCon is an 80 MW natural gas-fired cogeneration facility located in North East, Pennsylvania which began commercial operation in December 1992. NorCon has a 25-year power purchase agreement (the "NorCon PPA") with Niagara Mohawk Power Corporation ("NIMO"). NorCon is a QF and has entered into a 20-year steam purchase agreement (the "NorCon Thermal Energy Agreement") with Welch Foods Inc., a Cooperative ("Welch Foods").

      NorCon has a 15-year natural gas supply contract (the "NorCon Gas Purchase Agreement") with Louis Dreyfus Gas Marketing Corp. to supply 100% of NorCon's fuel requirements. A twenty-year natural gas transportation agreement has been entered into with National Fuel Gas Supply Corporation ("National Fuel") to provide transportation to NorCon. Transportation costs are deducted from payments made pursuant to the NorCon Gas Purchase Agreement. The NorCon PPA has rates that are subject to a specified floor amount. The NorCon Thermal Energy Agreement contains rates that escalate at an inflation-based index, and the NorCon Gas Purchase Agreement's rates are fixed per a schedule for the contract term.

      NorCon Power Partners, L.P. (the "NorCon Partnership"), which owns NorCon, is comprised of subsidiaries of Falcon and Tomen.

      The NorCon project has had a number of on-going contractual disputes with NIMO which are unresolved and in August 1996 NIMO proposed a buyout of the NorCon PPA as part of a generic restructuring by NIMO of all of its QF contracts in an effort to restructure NIMO's purchased power obligations to meet the challenge of industry deregulation and avoid what NIMO alleges as the risk of a possible NIMO insolvency. The Company believes that any contractual restructuring or even a NIMO insolvency would not have a material adverse effect on its consolidated financial results of operations.

Projects in Development

       Salton Sea Minerals Extraction. The Company signed agreements with a large international mining company in 1996 which provide, among other things, for the Company, at its option, to deliver power for the mineral extraction process (the "Salton Sea Extraction Project"). The initial phase of the project would require delivery of approximately 15 MW. A pilot plant has successfully produced zinc at the Company's Imperial Valley Project. Due to a failure to reach agreement with the mining company on a satisfactory partnership and development agreement for construction of a larger extraction plant, the Company has determined to pursue the mineral extraction project on its own or with other partners. If successfully developed, the mineral extraction process will provide an environmentally compatible and low cost minerals recovery methodology. As with all of the Company's development projects, this project is subject to a number of uncertainties and implementation cannot be assured.

      Glass Mountain. Under a Bonneville Power Administration ("BPA") geothermal pilot program, the Company has been developing a 30 net MW geothermal project which was originally located in the Newberry Known Geothermal Resource Area in Deschutes County, Oregon (the "Newberry Project"). Pursuant to two power sales contracts executed in September 1994, an affiliate of the Company agreed to sell 20 MW to BPA and 10 MW to Eugene Water and Electric Board ("EWEB") from the Project. In addition, BPA and EWEB together have an option to purchase up to an additional 100 MW of production from the project under certain circumstances. These power sales contracts provide that under certain circumstances the contracts may be utilized at an alternative location. Pursuant to its resource exploration program, the Company has determined that the geothermal resource at Newberry is not sufficient to support the contracts and accordingly has determined to utilize the contracts at its leasehold position in Glass Mountain in northern California, where it has two successful production wells. The BPA contract arrangements have been amended to reflect the relocation of the project to Glass Mountain. Under the amended BPA contract arrangements, BPA will purchase 30 MW from the project. The movement of the project to this alternative location and BPA's purchase obligation are subject to obtaining a final environmental impact statement relating to the new site location. Discussions with EWEB are continuing. Completion of this project is subject to a number of significant uncertainties and cannot be assured.

      The BRPU Process. Magma sought new long-term final SO4 Agreements in the Salton Sea area through the bidding process adopted by the CPUC under its 1992 Biennial Resource Plan Update ("BRPU"). In its BRPU, the CPUC cited the need for an additional 9,600 MW of power production through 1999 among California's three investor-owned utilities, Edison, SDG&E and Pacific Gas and Electric Company. Of this amount, 275 MW was set aside for bidding by independent power producers (such as Magma) utilizing renewable resources. Pursuant to an order of the CPUC dated June 22, 1994 (confirmed on December 21, 1994), Magma was awarded 163 MW for sale to Edison and SDG&E, with in-service dates in 1997 and 1998. On February 23, 1995 the Federal Energy Regulatory Commission ("FERC") issued an order finding that the CPUC's BRPU program violated PURPA and FERC's implementing regulations and recommended negotiated settlements. In response, the CPUC issued an Assigned Commissioners Ruling encouraging settlements between the final winning bidders and the utilities. The utilities are expected to continue to challenge the BRPU and, in the light of the regulatory uncertainty, there can be no assurance that power sales contracts will be executed or that any such projects will be completed. In light of these developments, the Company agreed to execute an agreement with Edison on March 16, 1995 providing that in certain circumstances it would withdraw its Edison BRPU bid in consideration for the payment of certain sums. In December, 1996, the Company entered into a confidential cash buyout agreement with SDG&E. These agreements are subject to CPUC approval.

Regulatory, Energy and Environmental Matters

United States

     The Company is subject to a number of environmental laws and other regulations affecting many aspects of its present and future operations, including the construction or permitting of new and existing facilities, the drilling and operation of new and existing wells and the disposal of various geothermal solids. Such laws and regulations generally require the Company to obtain and comply with a wide variety of licenses, permits and other approvals. No assurance can be given, however, that in the future all necessary permits and approvals will be obtained and all applicable statutes and regulations complied with. In addition, regulatory compliance for the construction of new facilities is a costly and time-consuming process, and intricate and rapidly changing environmental regulations may require major expenditures for permitting and create the risk of expensive delays or material impairment of project value if projects cannot function as planned due to changing regulatory requirements or local opposition. The Company believes that its operating power facilities are currently in material compliance with all applicable federal, state and local laws and regulations. There can be no assurance that existing regulations will not be revised or that new regulations will not be adopted or become applicable to the Company which could have an adverse impact on its operations. In particular, the independent power market in the United States is dependent on the existing energy regulatory structure, including PURPA and its implementation by utility commissions in the various states.

      Each of the Company's operating domestic power facilities meets the requirements promulgated under PURPA to be qualifying facilities. Qualifying facility status under PURPA provides two primary benefits. First, regulations under PURPA exempt qualifying facilities from the Public Utility Holding Company Act of 1935, as amended ("PUHCA"), most provisions of the Federal Power Act (the "FPA") and the state laws concerning rates of electric utilities, and financial and organization regulations of electric utilities. Second, FERC's regulations promulgated under PURPA require that (1) electric utilities purchase electricity generated by qualifying facilities, the construction of which commenced on or after November 9, 1978, at a price based on the purchasing utility's full Avoided Cost, (2) the electric utility sell back-up, interruptible, maintenance and supplemental power to the qualifying facility on a non-discriminatory basis, and (3) the electric utility interconnect with a qualifying facility in its service territory.

     Currently, Congress is considering proposed legislation that would amend PURPA by eliminating the requirement that utilities purchase electricity from qualifying facilities at prices based on Avoided Costs. The Company does not know whether such legislation will be passed or what form it may take. The Company believes that if any such legislation is passed, it would apply to new projects only and thus, although potentially impacting the Company's ability to develop new domestic projects, it would not affect the Company's existing qualifying facilities. There can be no assurance, however, that any legislation passed would not adversely impact the Company's existing domestic projects.

      In addition, many states are implementing or considering regulatory initiatives designed to increase competition in the domestic power generation industry and increase access to electric utilities' transmission and distribution systems for independent power producers and electricity consumers. On September 1, 1996, the California legislature adopted an industry restructuring bill that would provide for a phased-in competitive power generation industry with a power pool and independent system operator and also would permit direct access to generation for all power purchasers outside the power exchange under certain circumstances. Under the bill, consistent with the requirements of PURPA, existing qualifying facilities power sales agreements would be honored. The Company cannot predict the final form or timing of the proposed industry restructuring or the results of its operations.

      The structure of such federal and state energy regulations have in the past, and may in the future, be the subject of various challenges and restructuring proposals by utilities and other industry participants. The implementation of regulatory changes in response to such changes or restructuring proposals, or otherwise imposing more comprehensive or stringent requirements on the Company, which would result in increased compliance costs, could have a material adverse effect on the Company's results of operations.

United Kingdom

      Northern's businesses are subject to numerous regulatory requirements with respect to the protection of the environment. The Electricity Act obligates the UK Secretary of State or the Regulator to take into account the effect of electricity generation, transmission and supply activities upon the physical environment when approving applications for the construction of generating facilities and the location of overhead power lines. The Electricity Act requires Northern to consider the desirability of preserving natural beauty and the conservation of natural and man-made features of particular interest, when it formulates proposals for development in connection with certain of its activities. Northern mitigates the effects its proposals have on natural and man-made features and administers an environmental assessment when it intends to lay cables, construct overhead lines or carry out any other development in connection with its licensed activities.

      The Environmental Protection Act 1990 addresses waste management issues and imposes certain obligations and duties on companies which handle and dispose of waste. Some of Northern's distribution activities produce waste, but Northern believes that it is in compliance with the applicable standards in such regard.

      Possible adverse health effects of electromagnetic fields ("EMFs") from various sources, including transmission and distribution lines, have been the subject of a number of studies and increasing public discussion. Current scientific research is inconclusive as to whether EMFs may cause adverse health effects. The only United Kingdom standards for exposure to power frequency EMFs are those promulgated by the National Radiological Protection Board and relate to the levels above which non-reversible physiological effects may be observed. Northern fully complies with these standards. However, there is the possibility that passage of legislation and change of regulatory standards would require measures to mitigate EMFs, with resulting increases in capital and operating costs. In addition, the potential exists for public liability with respect to lawsuits brought by plaintiffs alleging damages caused by EMFs.

      Northern believes that it has taken and continues to take measures to comply with the applicable laws and governmental regulations for the protection of the environment. There are no material legal or administrative proceedings pending against Northern with respect to any environmental matter.

      The Conservative Party has held power in the United Kingdom since 1979 and currently has a one-seat majority over all parties. The next general election in the United Kingdom must be held no later than May 1997, and may be called at approximately three weeks' notice at any time before then. Certain senior members of the Labour Party, which is the main opposition party, have recently made statements regarding policies which a Labour government might introduce, including a windfall assessment proposed to be levied on privatized utilities and referring the whole electricity industry to the competition authorities.

Employees

      At December 31, 1996, the Company and its subsidiaries (including Northern) employed approximately 4,400 people. None of the Coso Partnerships, the Falcon Project nor the Imperial Valley Project partnerships hire or retain any employees. All employees necessary to the operation of the Coso Project are provided by the Company under certain plant and field operations and maintenance agreements. All employees necessary to operate the Falcon and Imperial Valley Projects are provided by affiliates of the Company under certain administrative services and operation and maintenance agreements. International development activities in Indonesia and the Philippines are principally performed by employees of affiliates of the Company and operations will be performed by employees of the local project entities. The
Company's affiliates currently maintain offices in Manila and Jakarta.

     Of Northern's employees, at December 31, 1996, approximately 86% are represented by labor unions. All Northern employees who are not party to a personal employment contract are subject to collective bargaining agreements that are covered by eight separate business agreements. These arrangements may be amended by joint agreement between the trade unions and the individual business through negotiation in the appropriate Joint Business Council. Northern believes that its relations with its employees are good.

Item 2.   Properties

       Property. The Company's most significant physical properties, other than those owned by Northern (described herein), are its 19 operating power facilities and related real property interests. The Company also maintains an inventory of approximately 200,000 acres of geothermal property leases. The
Company owns its principal executive offices and leases its offices in Jakarta and Manila. Certain of the producing acreage owned by Magma is leased to Mammoth-Pacific as owner and operator of the Mammoth Plants, and Magma, as lessor, receives royalties from the revenues earned by such power plants. The Company, as lessee, pays certain royalties and other fees to the property owners and other royalty interest holders from the revenue generated by the Imperial Valley Project.

      Lessors and royalty holders are generally paid a monthly or annual rental payment during the term of the lease or mineral interest unless and until the acreage goes into production, in which case the rental typically stops and the (generally higher) royalty payments begin. Leases of federal property are transacted with the Department of Interior, Bureau of Land Management, pursuant to standard geothermal leases under the Geothermal Steam Act and the regulations promulgated thereunder (the "Regulations"), and are for a primary term of 10 years, extendible for an additional five years if drilling is commenced within the primary term and is diligently pursued for two successive five-year periods upon certain conditions set forth in the Regulations. A secondary term of up to 40 years is available so long as geothermal resources from the property are being produced or used in commercial quantities. Leases of state lands may vary in form. Leases of private lands vary considerably, since their terms and provisions are the product of negotiations with the landowners.

      Northern owns the freehold of its principal executive offices in Newcastle upon Tyne, England. Northern has both network and non-network land and building. At March 31, 1996 Northern had freehold and leasehold interests in approximately 7,500 network properties, comprising principally sub-station sites. The recorded historical cost account net book value of total network land and buildings at March 31, 1996 was pounds sterling 21.7 million. Northern owns, directly or indirectly, the freehold or leasehold interests of such land and buildings. At March 31, 1996 Northern had freehold and leasehold interests in approximately 110 non-network properties comprising chiefly offices, former retail outlets, depots, warehouses and workshops. The recorded historical cost account net book value of total non-network land and buildings at March 31, 1996 was pounds sterling
26.6 million.

Item 3.   Legal Proceedings

      The  Company  is not a party to any material pending  legal
proceedings.  However,  as  described  herein,  certain  of   the
Company's projects are parties to litigation or other disputes.

Item 4.   Submission of Matters to a Vote of Security Holders.

Not applicable.

                             PART II

Item 5.    Market  for  Registrant's Common  Equity  and  Related
     Stockholder's Matters

The Common Stock is listed on the New York Stock Exchange (the "NYSE"), the Pacific Stock Exchange and the London Stock Exchange under the symbol "CE." The following table sets forth for the fiscal quarters indicated the high and low last reported sale prices of the Common Stock as reported on the NYSE Composite Tape.

                            HIGH    LOW
1996
Fourth Quarter             $33.62  $28.12
Third Quarter               31.87   22.87
Second Quarter              28.37   24.00
First Quarter               26.87   18.37

1995
Fourth Quarter            $20.87  $17.87
Third Quarter              21.50   16.12
Second Quarter             17.12   15.50
First Quarter              18.87   15.37

      On March 17, 1997, the last reported sale price of the Common Stock on the NYSE Composite Tape was $35.00 per share. As of March 17, 1997, there were approximately 1,113 holders of record of the Common Stock. The Company's present policy is to reinvest earnings in the business and pay no dividends on its Common Stock.

      The Company's 10-1/4% senior discount notes due 2004 restrict the payment of cash dividends based upon a formula and limit the amount of dividends and other distributions generally to no more than 50% of the Company's accumulated adjusted consolidated net income as defined, subsequent to April 1, 1994, plus the proceeds of any stock issuance.

      The Company's 9 1/2% Senior Notes due 2006 restrict the payment of cash dividends based upon a formula and limit the amount of dividends and other distributions generally to no more than 50% of the Company's accumulated adjusted consolidated net income as defined, subsequent to April 1, 1994, plus the proceeds of any stock issuances.

      The Company's ability to pay dividends is dependent upon receipt of dividends or other distributions from the Company's subsidiaries and the partnerships and joint ventures in which the Company has interests. The availability of distributions from the Company's joint ventures is subject to the satisfaction of various covenants and conditions contained in the venture's financing documents (such as those contained in the Salton Sea Funding, Coso Funding, or international project financing documents) and the Company anticipates that future project level financings will contain certain conditions and similar restrictions on the distribution of cash flow to the Company.

      On February 26, 1997, CalEnergy Capital Trust II (the "Trust"), a subsidiary of the Company and a statutory business trust formed under the laws of the state of Delaware, completed a private placement of $150 million in aggregate amount of 6 1/4% Trust Convertible Preferred Securities ("Trust Securities"), with a liquidation preference of $50 each. Additionally, the initial purchasers, Lehman Brothers Inc. and Donaldson Lufkin & Jenrette Securities Corporation, exercised an option to purchase an additional $30 million in aggregate amount of of Trust Securities to cover over-allotments. Each of the Trust Securities will be convertible at the option of the holder at any time into 1.1655 shares of the Company's Common Stock, equivalent to a conversion price of $42.90 per share, subject to adjustment under certain circumstances. The Company owns all of the common securities of the Trust. The initial purchasers resold 3,506,000 of the Trust Securities ("Rule 144A Securities") to certain persons in the United States in reliance on Rule 144A under the Securities Act of 1933. The Rule 144A Securities were sold for their liquidation preference of $50 each or $175,300,000 in the aggregate. In connection with the purchase of the Rule 144A Securities, the Company paid the initial purchasers a commission equal to 2 1/2% of the purchase price of the Rule 144A Securities or $4,382,500 in the aggregate.

Item 6.   Selected Financial Data

      There is hereby incorporated by reference the information which appears under the caption "Selected Financial Data" in the Annual Report.

Item  7.    Management's  Discussion and  Analysis  of  Financial
Condition and Results of Operation

      There is hereby incorporated by reference the information which appears under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report.

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

      The current executive and other officers of the Company and their positions are as follows:

NAME                        POSITION
David L. Sokol*            Chairman of the Board and Chief Executive Officer
Gregory E. Abel*           President and Chief Operating Officer, CalEnergy
                           Europe and Chief Accounting Officer, CalEnergy
Douglas L. Anderson        Assistant General Counsel and Assistant
                           Secretary, CalEnergy and General Counsel,
                           CalEnergy Americas
Edward F. Bazemore*        Vice President, Human Resources
J. Douglas Divine          Vice President, Strategic Planning
Vincent R. Fesmire         Vice President, Construction and Engineering
Adrian M. Foley, III       Vice President, Marketing
Patrick J. Goodman         Controller
Brian K. Hankel            Treasurer
Frederick L. Manuel        Vice President, Indonesia
Thomas R. Mason*           President and Chief Operating Officer, CalEnergy
                           Americas
Steven A. McArthur*        Senior Vice President, General Counsel and Secretary
Donald M. O'Shei, Jr.*     President and Chief Operating Officer, CalEnergy Asia
Dale R. Schuster           Vice President, Implementation
Robert S. Silberman*       Senior Vice President, Marketing, Implementation
                           and Strategic Planning
James D. Stallmeyer        Assistant General Counsel, CalEnergy and General
                           Counsel, CalEnergy Asia
John G. Sylvia*            Senior Vice President and Chief Financial Officer
Russ L. Tenney             Vice President/General Manager, Philippines
Jonathan M. Weisgall       Vice President, Legislative and Regulatory Affairs

     *Executive officer of the Company.

      Set forth below is certain information with respect to each of the foregoing officers:

      DAVID L. SOKOL, 40, Chairman of the Board of Directors and Chief Executive Officer. Mr. Sokol has been CEO since April 19, 1993 and served as President of the Company from April 19, 1993 until January 21, 1995. He has been Chairman of the Board of Directors since May 1994. Mr. Sokol has been a director of the Company since March 1991. Formerly, Mr. Sokol was Chairman,
President and Chief Executive Officer of the Company from February 1991 until January 1992. Mr. Sokol was the President and Chief Operating Officer of, and a director of, JWP, Inc., from January 27, 1992 to October 1, 1992. From November 1990 until February 1991, Mr. Sokol was the President and Chief Executive Officer of Kiewit Energy Company, the largest stockholder of the Company and a wholly owned subsidiary of PKS.

      GREGORY E. ABEL, 34, President and Chief Operating Officer, CalEnergy Europe and Chief Accounting Officer, CalEnergy. Mr. Abel joined the Company in 1992. Mr. Abel is a Chartered Accountant and from 1984 to 1992 he was employed by Price
Waterhouse.  As  a Manager in the San Francisco office  of  Price
Waterhouse,  he  was  responsible  for  clients  in  the   energy
industry.

      DOUGLAS L. ANDERSON, 39, Assistant General Counsel and Assistant Secretary, CalEnergy and General Counsel, CalEnergy Americas. Mr. Anderson joined the Company in February 1993. From 1990 to 1993, Mr. Anderson was a business attorney with Fraser, Stryker, Vaughn, Meusey, Olson, Boyer & Bloch, P.C. in Omaha. From 1987 through 1989, Mr. Anderson was a principal in the firm Anderson & Anderson. Prior to that, from 1985 to 1987, he was an attorney with Foster, Swift, Collins & Coey, P.C. in Lansing, Michigan.

      EDWARD F. BAZEMORE, 60, Vice President, Human Resources. Mr. Bazemore joined the Company in July 1991. From 1989 to 1991, he was Vice President, Human Resources, at Ogden Projects, Inc. in New Jersey. Prior to that, Mr. Bazemore was Director of Human Resources for Ricoh Corporation, also in New Jersey. Previously, he was Director of Industrial Relations for Scripto, Inc. in Atlanta, Georgia.

      J. DOUGLAS DIVINE, 40, Vice President, Strategic Planning. Mr. Divine joined the Company in September 1996. Prior to that, he was Director of Planning and Regulatory Affairs with Falcon Seaboard Resources Inc. from 1990 to 1996. From 1987 to 1990, he was Senior Manager of Management Consulting Services with Price Waterhouse; from 1984 to 1986 Mr. Divine was Director of
Operations Review Divisions and Executive Assistant to Commissioner of the Public Utility Commission of Texas; and from 1983 to 1984, he was Coordinator of Revenue and Economic Analysis for the Governor's Office, State of Texas.

      VINCENT R. FESMIRE, 56, Vice President, Construction and Engineering. Mr. Fesmire joined the Company in October 1993. Since joining the Company, Mr. Fesmire's responsibilities have shifted from project development and implementation to construction in parallel with the status of the Company's projects. Prior to joining the Company, Mr. Fesmire was employed for 19 years with Stone & Webster, an engineering firm, serving in various management level capacities with an expertise in geothermal design engineering.

      ADRIAN M. FOLEY, III, 50, Vice President, Marketing. Mr. Foley joined the Company in January 1994 as Project Development Manager and continued in that capacity until January 1997 when he was promoted to Vice President, Marketing. Prior to joining CalEnergy, Mr. Foley was Regional Manager, Business Development with Ogden Projects, Inc. from 1989 to 1993 and Executive Vice President with Rescom Development Company from 1980 to 1989.

      PATRICK J. GOODMAN, 30, Controller. Mr. Goodman joined the Company in June 1995, and served as Manager of Consolidation
Accounting   until  September  1996  when  he  was  promoted   to
Controller. Prior to joining the Company, Mr. Goodman was an accountant at Coopers & Lybrand.

      BRIAN K. HANKEL, 34, Treasurer. Mr. Hankel joined the Company in February 1992 as Treasury Analyst and served in that position to December 1995. Mr. Hankel was appointed to Assistant Treasurer in January 1996 and was appointed Treasurer in January 1997. Prior to joining the Company, Mr. Hankel was an Analyst at FirsTier Bank of Lincoln from 1987 to 1992 and Senior Credit Analyst at FirsTier from 1987 to 1988.

      FREDERICK MANUEL, 38, Vice President, Indonesia. Mr. Manuel joined the Company in 1991. Prior to that, he was employed by Chevron Corporation with responsibilities including land and offshore drilling, reservoir and production engineering, project management and technical research.

      THOMAS R. MASON, 53, President and Chief Operating Officer, CalEnergy Americas. Mr. Mason joined the Company in March 1991. From October 1989 to March 1991, Mr. Mason was Vice President and General Manager of Kiewit Energy Company. Prior to that, Mr. Mason was Director of Marketing for Energy Factors, Inc. (now Sithe Energies U.S.A., Inc.), a non-utility developer of power facilities. Prior to that Mr. Mason was a worldwide Market Manager of power generation for Caterpillar's Solar Gas Turbines, a gas turbine manufacturer.

      STEVEN A. McARTHUR, 39, Senior Vice President, General Counsel and Secretary. Mr. McArthur joined the Company in February 1991. From 1988 to 1991 he was an attorney in the Corporate Finance Group at Shearman & Sterling in San Francisco. From 1984 to 1988 he was an attorney in the Corporate Finance Group at Winthrop, Stimson, Putnam & Roberts in New York.

      DONALD M. O'SHEI, JR., 37, President and Chief Operating Officer, CalEnergy Asia. Mr. O'Shei joined the Company in August 1992. Prior to 1997, he served as General Manager--Indonesia and Vice President of CE International Investments, Ltd. for the Company. From 1991 to 1992, he was employed by Proven Alternatives Capital Corporation as a Financial Analyst. Prior to 1991, Mr. O'Shei served in the U.S. Army in the Special Forces, Airborne and Pathfinder Units.

      DALE R. SCHUSTER, 45, Vice President, Implementation. Mr. Schuster joined the Company in July 1994. From 1991 until joining the Company he was Senior Vice President and General Manager of AutoInfo, Inc., a software development and information systems company, and prior to that, he was Vice President and General Manager of ValCom, Inc.

      ROBERT S. SILBERMAN, 39, Senior Vice President, Marketing, Implementation and Strategic Planning. Mr. Silberman joined the Company in 1995. Prior to that, Mr. Silberman served as Executive Assistant to the Chairman and Chief Executive Officer of International Paper Company, as Director of Project Finance and Implementation for the Ogden Corporation and as a Project Manager in Business Development for Allied-Signal, Inc. He has also served as the Assistant Secretary of the Army for the United States Department of Defense.

       JAMES D. STALLMEYER, 39, Assistant General Counsel, CalEnergy and General Counsel, CalEnergy Asia. Mr. Stallmeyer joined the Company in 1993. Mr. Stallmeyer practiced in the public finance and banking areas at Chapman and Cutler in Chicago from 1984 to 1987 and in the corporate finance department from 1989 to 1993. Prior to that, Mr. Stallmeyer was an attorney in the public finance department of the Chicago office of Skadden, Arps, Slate, Meagher & Flom in 1987 and 1988 and was a legal writing instructor at the University of Illinois College of Law in 1988 and 1989.

      JOHN G. SYLVIA, 38, Senior Vice President and Chief Financial Officer. Mr. Sylvia joined the Company in 1988. From 1985 to 1988, Mr. Sylvia was a Vice President of an international financial institution with responsibility for global corporate and capital markets banking. From 1986 to 1990, Mr. Sylvia served as an Adjunct Professor of Applied Economics at the University of San Francisco. From 1982 to 1985, Mr. Sylvia held various corporate finance positions with investment and financial firms.

       RUSS L. TENNEY, 43, Vice President/General Manager, Philippines. Mr. Tenney joined the Company in January 1995. Prior to that, he was employed by Magma Power Company and its affiliates in various capacities from 1981 to 1995. He was Vice President, Asian Operations from February 1994 to January 1995; Vice President, Project Development and Project Management from 1992 to 1994; Vice President, Technology and Capital Projects from 1989 to 1992; President and General Manager of Red Hill Geothermal, Inc., a subsidiary of Magma Power Company from 1986 to 1989.

      JONATHAN WEISGALL, 47, Vice President, Legislative and Regulatory Affairs. Mr. Weisgall joined the Company in May 1995. Prior to that, Mr. Weisgall was an attorney in private practice with extensive energy and regulatory experience and is currently Adjunct Professor of Energy Law at Georgetown University Law Center.

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

Item 14.  Exhibits, Financial Statement Schedules and Reports  on
Form 8-K

          (a)  Financial Statements and Schedule

          1.   Financial Statements

                Filed herewith and incorporated by reference are the consolidated balance sheets of the Company and subsidiaries as of December 31, 1996, and December 31, 1995, and the consolidated statements of operations, cash flows and stockholders' equity for the years ended December 31, 1996, 1995 and 1994, and the related report of independent auditors.

          2.   Financial Statement Schedule

                 Independent  Auditor's  Report  on  Schedule  I,
Financial Statements of the Company (Parent Company only)

                 The consolidated Magma financial statement schedules which are excluded from the annual report to shareholders by Rule 14a-3(b) are required by Regulation S-X (17 CFR 210) as Magma is an affiliate whose securities are pledged as collateral and are included at Item 14(d).

     (b)  Reports on Form 8-K

           The  Company filed a Current Report on Form 8-K  dated
October 28, 1996 reporting the cash tender offer to acquire all the ordinary and preference shares of Northern.

           The  Company filed a Current Report on Form 8-K  dated
November 7, 1996 reporting the purchase of an equivalent of 26.75% of the shares of Northern.

           The  Company filed a Current Report on Form 8-K  dated
November 8, 1996 reporting the acquisition of additional shares bringing its ownership total to 29.5% of Northern's shares.

           The  Company field a Current Report on Form 8-K  dated
December 24, 1996 reporting the acquisition of a majority of the shares of Northern and the extension of its offer for the remaining equity interests in Northern.

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

     (d) Financial statements required by Regulations S-X, which are excluded from the Annual Report by Rule 14a-3(b).

           The consolidated financial statements of Magma Company
and   subsidiaries  (financial  statements  of  affiliates  whose securities are pledged as collateral) are filed as part of this report immediately following Schedule I.



                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Omaha, State of Nebraska, on this 18th day of March, 1997.

                              CALENERGY COMPANY, INC.


                               /s/ David L. Sokol*
                              By   David L. Sokol
                                   President and Chief Executive Officer


                               /s/ Steven A. McArthur
                              By   Steven A. McArthur
                                   Attorney-in-Fact


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signature                                            Date

/s/   David L. Sokol*                                   March 18, 1997
David L. Sokol
Chairman of the Board,
Chief Executive Officer, and
Director


/s/   John G. Sylvia                                    March 18, 1997
John G. Sylvia,
Senior Vice President,
Chief Financial Officer, and
Treasurer


/s/   Edgar D. Aronson*                                 March 18, 1997
Edgar D. Aronson
Director


/s/    Judith E. Ayres*                                 March 18, 1997
Judith E. Ayres
Director


/s/    James Q. Crowe*                                  March 18, 1997
James Q. Crowe
Director


*By:/s/  Steven A.McArthur                              March 18, 1997
Steven A. McArthur
Attorney-in-Fact


/s/    Richard K. Davidson*                             March 18, 1997
Richard K. Davidson
Director


/s/      David H. Dewhurst*                             March 18, 1997
David H. Dewhurst
Director


/s/     Richard R. Jaros*                               March 18, 1997
Richard R. Jaros
Director


/s/      Ben Holt*                                      March 18, 1997
Ben Holt
Director


/s/     David R. Morris*                                March 18, 1997
David Morris
Director

/s/      John R. Shiner*                                March 18, 1997
John R. Shiner
Director


/s/      Bernard W. Reznicek*                           March 18, 1997
Bernard W. Reznicek
Director


/s/     Walter Scott, Jr.*                              March 18, 1997
Walter Scott, Jr.
Director


/s/      David E. Wit*                                  March 18, 1997
David E. Wit
Director


*By:/s/  Steven A. McArthur                             March 18, 1997
Steven A. McArthur
Attorney-in-Fact


CalEnergy Company, Inc.                                Schedule I
Parent Company Only
Condensed Balance Sheets
as of December 31, 1996 and December 31, 1995
(dollars and shares in thousands, except per share amounts)

ASSETS                                       1996       1995


Cash and cash equivalents               $    68,449 $   46,042
Restricted cash                              21,208     40,631
Short-term investment                           192     34,190
Investments  in  and advances to
 subsidiaries and joint  ventures         1,952,612  1,197,588
Equipment, net                                9,797      1,999
Notes receivable - joint ventures            27,375     27,474
Deferred charges and other assets            90,234     76,680


 Total assets                            $2,169,867 $1,424,604


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable                         $      708 $      215
Other accrued liabilities                    12,291      4,241
Parent company debt                       1,146,685    842,205
Deferred income taxes                        12,688     25,348
 Total liabilities                        1,172,372    872,009

Deferred income                              12,775      9,063
Company-obligated mandatorily redeemable
 convertible preferred securities of subsidiary trust holding
 solely convertible debentures              103,930        ---

Stockholders' equity:
 Preferred stock - authorized 2,000 shares      ---        ---
 Common stock - par value $0.0675 per share,
   authorized 80,000 shares, issued 63,747
   and 50,680 shares,outstanding  63,448
   and 50,593 shares, respectively            4,303      3,421
 Additional paid in capital                 563,567    343,406
 Retained earnings                          297,520    205,059
  Cumulative  effect of foreign currency
   translation  adjustment                   29,658        ---
 Treasury stock-299 and 87 common shares
  at cost                                    (8,787)    (1,348)
  Unearned  compensation - restricted stock  (5,471)    (7,006)
 Total stockholders' equity                 880,790    543,532
 Total liabilities and stockholders'
  equity                                 $2,169,867 $1,424,604


The notes to the consolidated CalEnergy financial statements are an integral part of these financial statements.


CalEnergy Company, Inc.                             Schedule I
Parent Company Only                                (continued)
Condensed Statements Of Operations
for the three years ended December 31, 1996
(dollars in thousands)
                                         1996   1995        1994

Revenue:

Equity in undistributed earnings
 of subsidiary companies and
 joint ventures                     $  91,528  $52,960   $55,757

Cash dividends and distributions
 from subsidiary companies and
 joint ventures                       102,428   88,360    19,691
Interest and other income              22,459   16,065    20,598

 Total revenues                       216,415  157,385    96,046

Expenses:

General and administration             22,958   16,354     7,926

Interest, net of capitalized interest  54,484   46,985    32,284
Dividends on convertible preferred
 securities of subsidiary trust         4,691      ---       ---
 Total expenses                        82,133   63,339    40,210

Income before provision for income
 taxes                                134,282   94,046    55,836

Provision for income taxes             41,821   30,631    17,002

Income before extraordinary item       92,461   63,415    38,834
Extraordinary item, less applicable
 income taxes of $945                     ---      ---    (2,007)

Net income                             92,461   63,415    36,827

Preferred dividends                       ---    1,080     5,010

Net  income available to common
 stockholders                         $92,461  $62,335   $31,817
Income  per share before
 extraordinary item                   $  1.60  $  1.25   $   .95
Extraordinary item                        ---      ---   $  (.06)
Net income per share-primary          $  1.60  $  1.25   $   .89
Net income per share-fully diluted    $  1.50  $  1.18   $   .88
Average number of shares
 outstanding-primary                   57,870   49,971    35,721
Fully diluted shares                   67,164   57,742    40,166

The notes to the consolidated CalEnergy financial statements are an integral part of these financial statements.


CalEnergy Company, Inc.                                Schedule I
Parent Company Only                                    (continued)
Condensed Statements Of Cash Flows
for the three years ended December 31, 1996
(dollars in thousands)
                                                1996        1995      1994


Cash flows from operating activities         $(51,621)   $(33,469)   $15,146

Cash flows from investing activities:
Increase in advances to and investments in subsidiaries
  and joint ventures                         (531,410)   (747,516)   (24,959)
Decrease  (increase) in short-term
 investments                                   33,998      15,810    (50,000)
Decrease (increase) in restricted cash         19,423      50,274    (77,370)
Other                                          (5,179)     10,699    (29,292)

Cash flows from investing activities         (483,168)   (670,733)  (181,621)

Cash flows from financing activities:
Proceeds from sale of common and treasury
 stocks and exercise of stock options          54,935     299,649      1,580
Proceeds from issuance of parent
 company debt                                 419,150     200,000    400,000
Proceeds from convertible preferred
 securities of subsidiary trust               103,930         ---        ---
Purchase of treasury stock                    (12,008)     (1,590)   (65,119)
Defeasance of 12% senior notes                    ---         ---    (35,730)
Deferred charges relating to debt financing    (8,811)        ---     (8,895)

Cash flows from financing activities          557,196     498,059    291,836

Net increase (decrease) in cash and
 cash equivalents                              22,407    (206,143)   125,361

Cash  and cash equivalents at beginning
 of period                                     46,042     252,185    126,824

Cash  and cash equivalents at end of
 period                                      $ 68,449   $  46,042   $252,185

Supplemental disclosures:
Interest  paid (net of amount capitalized)   $  1,705   $   5,172   $  1,477

Income taxes paid                            $ 23,211   $  14,812   $  4,926


The notes to the consolidated CalEnergy financial statements are an integral part of these financial statements.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
CalEnergy Company, Inc.
Omaha, Nebraska

We have audited the consolidated financial statement of CalEnergy Company, Inc. and subsidiaries as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated January 31, 1997 (February 27, 1997 as to Notes 6 and 20 to the consolidated financial statements); such financial statements and reports are included in your 1996 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of CalEnergy Company, Inc. and subsidiaries, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Deloitte & Touche, LLP
Omaha, Nebraska
January 31, 1997 (February 27, 1997 as to Notes 6 and 20 to the consolidated financial statements)


              MAGMA POWER COMPANY AND SUBSIDIARIES
     (A wholly-owned subsidiary of CalEnergy Company, Inc.)

                  INDEX TO FINANCIAL STATEMENTS


The  following consolidated financial statements of  Magma  Power
Company and the related independent accountants' reports are included in Items 14(d):

Independent Auditors' Report--Deloitte & Touche LLP         F-2

Report of Independent Accountants--Coopers & Lybrand L.L.P. F-3

Consolidated balance sheets at December 31, 1996 and 1995   F-4

Consolidated statements of operations for the three years
ended December 31, 1996                                     F-5

Consolidated statements of stockholder's equity for the three
years ended December 31, 1996                               F-6

Consolidated statements of cash flows for the three years
ended December 31, 1996                                     F-7

Notes to consolidated financial statements                  F-8

All schedules have been omitted because they are not applicable or not required, or because the required information is shown in the consolidated financial statements or notes thereto.


                  INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholder
Magma Power Company
Omaha, Nebraska


We have audited the accompanying consolidated balance sheets of Magma Power Company and subsidiaries, a wholly-owned subsidiary of CalEnergy Company, Inc., as of December 31, 1996 and 1995 the related consolidated successor statements of operations, stockholder's equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated successor financial statements present fairly, in all material respects, the financial position of Magma Power Company and subsidiaries at December 31, 1996 and 1995 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



Deloitte & Touche, LLP
Omaha, Nebraska
January 31, 1997

               REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board
of Directors of Magma Power Company

We have audited the accompanying consolidated predecessor statements of operation, changes in stockholders' equity and cash flows for the year ended December 31, 1994 of Magma Power Company and subsidiaries. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated predecessor financial statements referred to above present fairly, in all material respects, the consolidated financial position of Magma Power Company and Subsidiaries at December 31, 1994 and the consolidated results of their operations and their cash flows for the year in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

As discussed in Note 3, subsequent to December 31, 1994, all of the outstanding common stock of Magma Power Company was acquired by CalEnergy Company, Inc.


                                  COOPERS & LYBRAND L.L.P.

San Diego, California
March 10, 1995
MAGMA POWER COMPANY AND SUBSIDIARIES
(A wholly-owned subsidiary of CalEnergy Company, Inc.)
CONSOLIDATED BALANCE SHEETS
as of December 31, 1996 and 1995
dollars and shares in thousands except per share amounts

ASSETS                                       1996       1995

Cash and cash equivalents                $   13,429 $  25,564
Joint venture cash and investments                -    13,863
Restricted cash                              23,695    69,540
Accounts receivable                          44,966    25,496
Due from parent                              84,434    29,669
Properties,  plants, contracts
 and equipment,  net                      1,225,684 1,016,133
Excess of cost over fair value of net assets
 acquired, net                              299,055   306,379
Deferred charges and other assets            62,874    53,597

 Total assets                            $1,754,137$1,540,241


LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
Accounts payable                         $      852 $   4,572
Other accrued liabilities                    51,429    58,740
Construction and project loans              137,881    91,570
Salton Sea notes and bonds                  538,982   452,088
Limited recourse senior secured notes       200,000   200,000
Deferred income taxes                       226,709   197,029

 Total liabilities                        1,155,853 1,003,999

Commitments and contingencies (Note 12)

Stockholder's equity:
Preferred stock - par value $0.10 per share,
 authorized 1,000 shares                       ---        ---
Common stock - par value $0.10 per share,
 authorized 30,000 shares, outstanding
 100 shares                                    ---        ---
Additional paid in capital                  501,626   501,626
Retained earnings                            96,658    34,616


 Total stockholder's equity                 598,284   536,242


Total liabilities and stockholder's equity$1,754,137$1,540,241

The accompanying notes are an integral part of these financial statements.


MAGMA POWER COMPANY AND SUBSIDIARIES
(A wholly-owned subsidiary of CalEnergy Company, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three years ended December 31, 1996 dollars in thousands

                                      1996      1995     1994


Successor                  Predecessor
Revenue:
Sales of electricity and steam    $ 249,293  $162,418    $158,374
Royalty income                        6,846    19,962      21,067
Interest and other income             9,368    17,812      11,441

 Total revenues                     265,507   200,192     190,882

Cost and expenses:
Plant operations                     57,122    47,384      52,122
General and administration           10,731    13,680      13,942
Depreciation and amortization        69,853    46,895      23,985
Interest                             67,652    60,596      13,177
Less  interest capitalized          (27,382)  (24,568)       (708)
Other non-plant costs                   ---       ---      29,983

 Total expenses                     177,976   143,987     132,501

Income  before provision for
 income taxes and minority
 interest                            87,531    56,205      58,381
Provision for income taxes           25,489    17,498      19,832

Income before minority interest      62,042    38,707      38,549
Minority Interest                       ---     4,091         ---

Net income                          $62,042   $34,616     $38,549

The accompanying notes are an integral part of these financial statements.


MAGMA POWER COMPANY AND SUBSIDIARIES
(A wholly-owned subsidiary of CalEnergy Company, Inc.)
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY for the three years ended December 31, 1996 dollars and shares in thousands

                                                                       Unrealized
                                   Outstanding           Additional    Gains From
                                     Common     Common    Paid-In      Marketable   Retained
                                     Shares     Stock     Capital      Securities   Earnings    Total
Predecessor:
Balance January 1, 1994              23,990    $2,399     $144,996        $583      $203,940   $351,918
Adjustment to tax effect of Dow
 option purchase                        ---       ---       (3,045)        ---           ---     (3,045)
Net change in unrealized gains
 from marketable securities             ---       ---          ---        (583)          ---       (583)
Other equity transactions, net          127        12        2,965         ---           ---      2,977
Net income                              ---       ---          ---         ---        38,549     38,549

Balance, December 31, 1994           24,117     2,411      144,916         ---       242,489    389,816

Net income in 1995 prior
 to acquisition                         ---       ---          ---         ---         4,091      4,091

Successor:
Purchase accounting push-down
 adjustments, net                   (24,049)   (2,415)     332,857         ---      (246,580)    83,862
Contributions from parent               ---       ---       22,947         ---           ---     22,947
Other equity transactions, net           32         4          906         ---           ---        910
Net income                              ---       ---          ---         ---        34,616     34,616

Balance, December 31, 1995              100       ---      501,626         ---        34,616    536,242

Net income                              ---       ---          ---         ---        62,042     62,042

Balance, December 31, 1996              100    $  ---     $501,626      $  ---      $ 96,658   $598,284


The accompanying notes are an integral part of these financial statements.


MAGMA POWER COMPANY AND SUBSIDIARIES
(A wholly-owned subsidiary of CalEnergy Company, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three years ended December 31, 1996
Dollars in thousands

                                                     1996        1995     1994
                                                       Successor        Predecessor
Cash flows from operating activities:
Net income                                        $ 62,042     $ 34,616   $ 38,549
Adjustments to reconcile net cash flow from operating activities:
 Minority interest                                     ---        4,091        ---
 Provision for deferred income taxes                 7,277        7,614      8,168
 Depreciation and amortization                      69,853       46,895     23,985
 Write-off of junior SO4 receivable                    ---          ---     14,502
Changes in other items:
 Accounts receivable                                (7,735)       4,354   (12,081)
  Accounts  payable and other accrued liabilities    3,325       17,599    13,677
Other                                                  ---       (3,446)  (13,832)

Net cash flows from operating activities           134,762      111,723    72,968

Cash flows from investing activities:
Capital expenditures                              (190,152)   (171,063)   (58,045)
Purchase of Mission interest                       (58,044)        ---        ---
Purchase of Magma, net of cash acquired                ---    (907,614)       ---
Decrease (increase) in restricted cash              59,071      (4,785)     7,473
Increase in other assets                            (3,345)    (24,037)      (527)

Net  cash flows from investing activities         (192,470) (1,107,499)   (51,099)

Cash flows from financing activities:
Due from parent                                    (53,203)    (29,669)       ---
Proceeds from debt offerings                       135,000     675,000        ---
Repayment of Salton Sea notes & bonds              (48,106)    (22,912)       ---
Repayment of project loans                        (102,999)   (124,839)  (166,020)
Proceeds from construction and other loans         101,018      36,863    130,000
Proceeds from sale of common stock and
exercise of stock options                              ---         910      2,977
Advances from parent                                   ---     499,850        ---
 Other, net                                            ---         ---     (3,042)

  Net cash flows from financing activities          31,710   1,035,203    (36,085)

Net  increase (decrease) in cash and
 cash equivalents                                  (25,998)    39,427     (14,216)
Cash  and  cash equivalents at beginning
 of period                                          39,427        ---      18,017

Cash  and  cash equivalents at end of period      $ 13,429   $ 39,427     $ 3,801

Interest paid (net of amounts capitalized)        $ 49,129   $ 50,840     $13,235

Income taxes paid                                 $    ---   $ 14,812     $11,350


The  accompanying notes are an integral part of  these  financial statements.


MAGMA POWER COMPANY AND SUBSIDIARIES
(A wholly-owned subsidiary of CalEnergy Company, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the three years ended December 31, 1996 dollars and shares in thousands

1. BUSINESS

Magma Power Company (the "Company" or "Magma"), a wholly-owned subsidiary of CalEnergy Company, Inc. (CalEnergy), is primarily engaged in the exploration for and development of geothermal resources and conversion of such resources into electrical power and steam for sale to electric utilities, and the development of other environmentally responsible forms of power generation.

The Company currently operates eight geothermal power plants in the Imperial Valley in California. On April 17, 1996 the Company completed the acquisition of Edison Mission Energy's partnership interests (the "Partnership Interest Acquisition") in four geothermal operating facilities in California for a cash purchase price of $71,000 including acquisition costs. The four projects, Vulcan, Hoch (Del Ranch), Leathers and Elmore are located in the Imperial Valley of California. Prior to this transaction, the Company was a 50% owner of these facilities. The remaining four plants are the Salton Sea Project which are wholly-owned by subsidiaries of the Company. These geothermal power plants consist of the Salton Sea I, Salton Sea II, Salton Sea III, and Salton Sea IV. The Salton Sea IV project completed construction in the current year and commenced operations in June 1996.

In 1995 the Company, through its wholly-owned subsidiary, Visayas Geothermal Power Company ("VGPC"), began construction of the Malitbog Geothermal Project on the island of Leyte in the Republic of the Philippines. Unit I was deemed complete on July 25, 1996.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Prior to the Partnership Interest Acquisition, the consolidated financial statements include the Company's proportionate share of the joint ventures in which it had an undivided interest in the assets and was proportionately liable for its share of liabilities. All significant inter-enterprise transactions and accounts have been eliminated. The results of operations of the Company include the Company's proportionate share of the results of operations of entities acquired as of the date of acquisition.

The December 31, 1996 and 1995 consolidated financial statements reflect the acquisition by CalEnergy, the resulting push down to the Company of the accounting as a purchase business combination and minority interest for the non-owned periods consisting of 100% for the period of January 1-9, 1995 and 49% for the period January 10, 1995-February 23, 1995.

Restricted Cash

The restricted cash balance includes primarily commercial paper, money market securities and mortgage backed securities, and is mainly composed of restricted accounts for debt service reserve funds and a capital expenditure fund. The debt service reserve funds are legally restricted to their use and require the maintenance of specific minimum balances.

Well, Resource Development and Exploration Costs

The Company follows the full cost method of accounting for costs incurred in connection with the exploration and development of geothermal resources. All such costs, which include dry hole costs and the cost of drilling and equipping production wells and directly attributable administrative and interest costs, are capitalized and amortized over their estimated useful lives when production commences. The estimated useful lives of production wells are ten to twenty years depending on the type of the well; exploration costs and development costs, other than production wells, are generally amortized over the weighted average remaining term of the Company's power and steam purchase contracts.

Deferred Well and Rework Costs

Well rework costs are deferred and amortized over the estimated period between reworks. These deferred costs, net of accumulated amortization, are $7,664 and $6,906 at December 31, 1996 and 1995, respectively, and are included in other assets.

Properties, Plants, Contracts, Equipment and Depreciation

The cost of major additions and betterments are capitalized, while replacements, maintenance, and repairs that do not improve or extend the lives of the respective assets are expensed.

Depreciation of the operating power plant costs, net of salvage value is computed on the straight-line method over the estimated useful lives, between 10 and 30 years. Depreciation of furniture, fixtures and equipment, which are recorded at cost, is computed on the straight-line method over the estimated useful lives of the related assets, which range from three to ten years.

The Magma Acquisition by the Company has been accounted for as a purchase business combination pursuant to the principle of APB Opinion No. 16 "Business Combinations." In applying APB No. 16, all identifiable assets acquired and liabilities assumed were assigned a portion of the cost of acquiring Magma, equal to their fair values at the date of the acquisition and include the following:

Power sales agreements are amortized separately over (1) the remaining portion (1 to 5 years) of the scheduled price periods of the power sales agreements and (2) the 20 year avoided cost periods of the power sales agreements using the straight-line method.

Mineral reserves are amortized on the units of production method.

Excess of Cost over Fair Value

Total acquisition costs in excess of the fair values assigned to the net assets acquired are amortized over a 40 year period using the straight-line method.

Capitalization of Interest and Deferred Financing Costs

Prior to the commencement of operations, interest is capitalized on the costs of the plants and geothermal resource development to the extent incurred. Capitalized interest and other deferred charges are amortized over the lives of the related assets.

Deferred financing costs are amortized over the term of the related financing using the implicit interest method.

Revenue Recognition

Revenues are recorded based upon service rendered and electricity and steam delivered to the end of the month. See Note 4 for contractual terms of power sales agreements. Royalties earned from providing geothermal resources to power plants operated by other geothermal power producers are recorded on an accrual basis. Prior to the Partnership Interest Acquisition, royalties contractually payable to the Company by the Partnership Project were recorded on an accrual basis, net of the Company's 50% share of the corresponding partnership project expense. All intercompany royalties were eliminated after the acquisition of the remaining 50% partnership interest.

Income Taxes

The Company is included in the consolidated income tax returns of CalEnergy and affiliates. The provision for income taxes is computed on a separate return basis. The Company recognizes deferred tax assets and liabilities based on the difference between the financial statement and the tax basis of the assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Fair Values of Financial Instruments

The following methods and assumptions were used by the Company in estimating fair values of financial instruments as discussed herein. Fair values have been estimated based on quoted market prices for debt issues listed on exchanges. Fair values of financial instruments that are not actively traded are based on market prices of similar instruments and/or valuation techniques using market assumptions.

Cash Equivelents

The  Company considers all investment instruments purchased  with an  original  maturity  of  three  months  or  less  to  be  cash
equivalents.    Restricted  cash  is  not   considered   a   cash
equivalent.

Impairment of Long-Lived Assets

On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS 121 did not have a material effect on the Company's financial statements.

Reclassification

Certain amounts in the fiscal 1995 and 1994 financial statements and supporting footnote disclosures have been reclassified to conform to the fiscal 1996 presentation. Such reclassification did not impact previously reported net income or retained earnings.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.   ACQUISITIONS

Magma Power Company

On January 10, 1995, CalEnergy acquired approximately 51% of the outstanding shares of common stock of the Company through a cash tender offer and completed the acquisition on February 24, 1995 by acquiring the remaining 49% of outstanding shares of common stock through a merger (the "Magma Acquisition").

The Magma Acquisition has been accounted for as a purchase business combination. All identifiable assets acquired and liabilities assumed were assigned a portion of the cost of acquiring Magma, equal to their fair values at the date
of  the  acquisition.   The total cost  of  the  acquisition  was
allocated as follows:

   Cash                                          $  62,116
   Operating facilities and project cash           291,365
   Power sales agreements                          173,730
   Mineral reserves                                160,768
   Construction in progress                         93,174
   Process license and other                        39,304
   Excess of cost over fair value of net assets
    acquired, net of deferred taxes of $168,914    137,455
                                                  $957,912

The Magma Tender Offer was financed with a $245,600 facility from Credit Suisse (the "Tender Facility"). Loans under the Tender Facility were made to CalEnergy on a nonrecourse basis, secured by the Company stock acquired, and CalEnergy lent the proceeds of such loans to the Company in exchange for a secured term note from the Company (the "Tender Note").

Secured bank financing in the amount of $500,000 was provided by Credit Suisse (the "Merger Facilities") on specified terms and subject to customary conditions. Such funds, together with the net proceeds of a public equity offering of CalEnergy and general corporate funds of CalEnergy were used to complete the Magma acquisition.

In  July  1995,  CalEnergy recapitalized Magma  and  the  related
Merger Facilities from proceeds received through the issuance of notes and bonds as described in Note 6.

Edison Mission Energy's Partnership Interest

On April 17, 1996 the Company completed the acquisition of Edison Mission Energy's partnership interests (the "Partnership Interest Acquisition") in four geothermal operating facilities in
California for a cash purchase price of $71,000 including acquisition costs. The four projects, Vulcan, Hoch (Del Ranch), Leathers and Elmore are located in the Imperial Valley of California. Prior to this transaction, the Company was a 50% owner of these facilities.

The Partnership Interest Acquisition has been accounted for as a purchase business combination. All identifiable assets acquired and liabilities assumed were assigned a portion of the cost of acquiring the Partnership Interest, equal to their fair values at the date of the acquisition.

The total cost of the acquisition was allocated as follows:

Cash                              $  12,956
Restricted cash                      13,226
Power sales agreements               78,036
Other assets                         20,254
Project loans                       (48,161)
Liabilities                          (5,311)
                                  $  71,000

Unaudited pro forma combined revenue and net income of the Company and the Partnership Interest for the twelve months ended
December 31, 1996 and 1995, as if the acquisition had occurred at the beginning of 1995 after giving

effect   to  certain  pro  forma  adjustments  related   to   the
acquisition were $284,193 and $63,135 compared to $291,812 and $52,477, respectively.

4. PROPERTIES, PLANTS, CONTRACTS AND EQUIPMENT

Properties,   plants,  contracts  and  equipment   comprise   the
following at December 31:
                                        1996        1995

Power plants                         $557,006     $306,197
Wells and resource development        114,492       84,442
Power sales agreements                264,371      185,749
Licenses and equipment                 46,290       46,290
    Total operating facilities        982,159      622,678

Less accumulated depreciation and
  amortization                       (103,702)    (41,577)

   Net operating facilities           878,457      581,101
Mineral reserves                      189,198      173,547

Construction in progress:
 Malitbog                             155,410      146,735
 Salton Sea Expansion                     ---      108,769
 Other development                      2,619        5,981


 Total                             $1,225,684   $1,016,133

Imperial Valley Project Operating Facilities

The   Partnership  Project  and  the  Salton  Sea   Project   are
collectively  referred to as the Imperial  Valley  Project.   The
Imperial Valley Project commencement dates and nominal capacities are as follows:

 Imperial Valley              Commencement   Nominal
   Plants                       Date                         Capacity

 Vulcan                     February 10, 1986                   34 MW
 Del Ranch                  January 2, 1989                     38 MW
 Elmore                     January 1, 1989                     38 MW
 Leathers                   January 1, 1990                     38 MW
 Salton Sea I               July 1, 1987                        10 MW
 Salton Sea II              April 5, 1990                       20 MW
 Salton Sea III             February 13, 1989                 49.8 MW
 Salton Sea IV              May 24, 1996                      39.6 MW

Significant Customers and Contracts

All  of  the  Company's sales of electricity  from  the  Imperial
Valley   Project,  which  comprise  approximately  88%  of   1996
electricity and steam revenues, are to Southern California Edison
("SCE") and are under long-term power purchase contracts.

The Partnership Project sells all electricity generated by the respective plants pursuant to four long-term SO4 Agreements between the project and SCE. These SO4 Agreements provide for capacity payments, capacity bonus payments and energy payments. SCE makes fixed annual capacity payments to the projects, and to the extent that capacity factors exceed certain benchmarks is required to make capacity bonus payments. The price for capacity and capacity bonus payments is fixed for the life of the SO4
Agreements. Energy is sold at increasing fixed rates for the first ten years of each contract and thereafter at SCE's Avoided Cost of Energy.

The scheduled energy price periods of the Partnership Project SO4 Agreements extended until February 1996 for the Vulcan Partnership and extend until December 1998, December 1998, and December 1999 for each of the Del Ranch, Elmore and Leathers Partnerships, respectively. Excluding Vulcan, which is receiving Edison's Avoided Cost of Energy, the Company's SO4 Agreements provide for energy rates ranging from 12.6 cents per kWh in 1996 to 15.6 cents per kWh in 1999. The weighted average energy rate for all of the Company's SO4 Agreements was 9.7 cents per kWh in 1996.

The Salton Sea I project sells electricity to SCE pursuant to a 30-year negotiated power purchase agreement, as amended (the "Salton Sea I PPA"), which provides for capacity and energy payments. The energy payment is calculated using a Base Price which is subject to quarterly adjustments based on a basket of indices. The time period weighted average energy payment for Salton Sea I was 5.1 cents per kWh during 1996. As the Salton Sea I PPA is not an SO4 Agreement, the energy payments do not revert to SCE's Avoided Cost of Energy. The capacity payment is approximately $1,100 per annum.

The Salton Sea II and Salton Sea III projects sell electricity to SCE pursuant to 30-year modified SO4 Agreements that provide for capacity payments, capacity bonus payments and energy payments. The price for contract capacity and contract capacity bonus payments is fixed for the life of the modified SO4 Agreements. The energy payments for the first ten year period, which period expires in April 2000 and February 1999 are levelized at a time period weighted average of 10.64 per kWh and 9.84 per kWh for Salton Sea II and Salton Sea III, respectively. Thereafter, the monthly energy payments will be SCE's Avoided Cost of Energy. For Salton Sea II only, SCE is entitled to receive, at no cost, 5% of all energy delivered in excess of 80% of contract capacity for the period April 1, 1994 through March 31, 2004. The annual capacity and bonus payments for Salton Sea II and Salton Sea III are approximately $3,300 and $9,700, respectively.

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

For the year ended December 31, 1996, SCE's average Avoided Cost of Energy was 2.5 cents per kWh which is substantially below the contract energy prices earned for the year ended December 31, 1996. Estimates of SCE's future Avoided Cost of Energy vary substantially from year to year. The Company cannot predict the likely level of Avoided Cost of Energy prices under the SO4 Agreements and the modified SO4 Agreements at the expiration of the scheduled payment periods. The revenues generated by each of the projects operating under SO4 Agreements could decline significantly after the expiration of the respective scheduled payment periods.

Magma sought new long-term final SO4 power purchase agreements in the Salton Sea area through the bidding process adopted by the CPUC under its 1992 Biennial Resource Plan Update ("BRPU"). In its BRPU, the CPUC cited the need for an additional 9,600 MW of power production through 1999 among California's three investor-owned utilities, Edison, SDG&E and Pacific Gas and Electric Company. Of this amount, 275 MW was set aside for bidding by independent power producers (such as Magma) utilizing renewable resources. Pursuant to an order of the CPUC dated June 22, 1994 (confirmed on December 21, 1994), Magma was awarded 163 net MW for sale to Edison and SDG&E, with in-service dates in 1997 and 1998. On February 23, 1995 the Federal Energy Regulatory Commission ("FERC") issued an order finding that the CPUC's BRPU program violated PURPA and FERC's implementing regulations and recommended negotiated settlements. In response, the CPUC issued an Assigned Commissioners Ruling encouraging settlements between the final winning bidders and the utilities. The utilities are expected to continue to challenge the BRPU and, in the light of the regulatory uncertainty, there can be no assurance that power sales contracts will be executed or that any such projects will be completed. In light of these developments, the Company agreed to execute an agreement with Edison on March 16, 1995 providing that in certain circumstances it would withdraw its Edison BRPU bid in consideration for the payment of certain sums. In December, 1996, the Company entered into a confidential cash buyout agreement with SDG&E. These agreements are subject to CPUC approval.

Unit I of the Malitbog Project was deemed complete in July 1996 and began receiving capacity payments pursuant to the Malitbog Energy Conversion Agreement ("ECA") in July 1996. The Malitbog Project is being built, owned and operated by VGPC, a Philippine general partnership that is wholly-owned, indirectly, by the Company. The Malitbog Project is structured as a ten year Build-Own-Operate-Transfer ("BOOT") project, in which the Company will be responsible for implementing construction of the geothermal power plant and, as owner, for providing operations and maintenance for the ten year BOOT period. The electricity generated by the Malitbog Project is sold to PNOC-Energy Development Corporation ("PNOC-EDC"), which is also responsible for supplying the facility with the geothermal steam. After a ten year cooperation period, and the recovery by the Company of its capital investment plus incremental return, the plant will be transferred to PNOC-EDC at no cost.

PNOC-EDC is obligated to pay for electric capacity that is nominated each year by VGPC, irrespective of whether PNOC-EDC is willing or able to accept delivery of such capacity. PNOC-EDC pays VGPC a fee (the "Capacity Fee") based on the plant capacity nominated to PNOC-EDC in any year (which, at the plant's design capacity, is approximately 95% of total contract revenues) and a fee (the "Energy Fee") based on the electricity actually delivered to PNOC-EDC (approximately 5% of total contract revenues). The Capacity Fee serves to recover the capital costs of the project, to recover fixed operating costs and to cover return on investment. The Energy Fee is designed to cover all variable operating and maintenance costs of the power plant. Payments under the Malitbog ECA are denominated in U.S. Dollars, or computed in U.S. dollars and paid in Philippine pesos at the then-current exchange rate, except for the Energy Fee, which will be used to pay Philippine peso-denominated expenses. Significant portions of the Capacity Fee and Energy Fee are indexed to U.S. and Philippine inflation rates, respectively. PNOC-EDC's payment requirements, and its other obligations under the Malitbog ECA are supported by the Government of the Philippines through a performance undertaking.

Royalties

Royalty expense for the years ended December 31, 1996 and 1995, which is included in general and administration expense in the consolidated statement of operations comprise the following:

                        1996      1995
 Vulcan                 $ 361   $ 1,207
 Leathers               2,203     1,968
 Elmore                 1,883     1,713
 Del Ranch              2,255     1,932
 Salton Sea 1 & 2         634     1,147
 Salton Sea 3           1,334     2,431
 Salton Sea 4           1,558         -
      Total           $10,228   $10,398

The Partnership Project pays royalties based on both energy revenues and total electricity revenues. Hoch (Del Ranch) and Leathers pay royalties of approximately 5% of energy revenues and 1% of total electricity revenue. Elmore pays royalties of approximately 5% of energy revenues. Vulcan pays royalties of 4.167% of energy revenues.

The Salton Sea Project's weighted average royalty expense in 1996 was approximately 5.2%. The royalties are paid to numerous recipients based on varying percentages of electrical revenue or steam production multiplied by published indices.

5. CONSTRUCTION AND PROJECT LOANS

Construction and project loans comprise the following at December
31:

                               1996             1995
 Construction loans         $137,881          $36,863
 Project loans                     -           54,707
                            $137,881          $91,570

Draws on the construction loan for the Malitbog geothermal power project at December 31, 1996 totaled $137,881. At December 31, 1996 and 1995 the weighted average interest rates were 8.15% and 8.42%, respectively. Credit Suisse and OPIC have provided the construction and term loan facilities. The eight year project term loan facilities will be at variable interest rates. The international bank portion of the debt will be insured by the Overseas Private Investment Corporation ("OPIC") against political risks and the Company's equity contribution to VGPC is covered by political risk insurance from the Multilateral Investment Guarantee Agency and OPIC.

All project loans were repaid in 1996.

6.   DEBT OFFERINGS

Pursuant to separate financing agreements, substantially all the assets of the Company are pledged or encumbered to support or otherwise provide security for existing debt.

On June 20, 1996 and July 25, 1995, CalEnergy through its wholly-owned subsidiary, Salton Sea Funding Corporation ("Funding Corporation"), completed sales to institutional investors of $135,000 and $475,000, respectively, of Salton Sea Notes and Bonds (the "Notes and Bonds"). The Salton Sea Notes and Bonds are nonrecourse to the Company. The Funding Corporation debt securities were offered as follows:

                Senior Secured Series     Due            Rate         Amount
July 25, 1995          A Notes       May 30, 2000        6.69%       $232,750
July 25, 1995          B Bonds       May 30, 2005        7.37%        133,000
July 25, 1995          C Bonds       May 30, 2010        7.84%        109,250
June 20, 1996          D Notes       May 30, 2000        7.02%         70,000
June 20, 1996          E Bonds       May 30, 2011        8.30%         65,000

The Salton Sea Notes and Bonds are secured by the Company's four existing Salton Sea plants as well as an assignment of the right to receive various royalties payable to Magma in connection with its Imperial Valley properties and distributions from the Partnership Project.
Each of the Company's direct or indirect subsidiaries is organized as a legal entity separate and apart from the Company and its other subsidiaries. It should not be assumed that any asset of any such subsidiary will be available to satisfy the obligations of the Company or any of its other such subsidiaries; provided, however, that unrestricted cash or other assets which are available for distribution may, subject to applicable law and the terms of financing arrangements of such parties, be advanced, loaned, paid as dividends or otherwise distributed or contributed to the Company or affiliates thereof. Substantially all of the assets of each subsidiary listed below (except Vulcan/BN Geothermal Power Company and certain other subsidiaries involved in project financing activities) have been encumbered to secure obligations owed to the creditors of such subsidiary:

Fish Lake Power Company
Salton Sea Brine Processing L.P.
Salton Sea Power Generation L.P.
Vulcan Power Company
CalEnergy Operating Company
Salton Sea Funding Corporation
Salton Sea Power Company
Salton Sea Royalty Company
Vulcan/BN Geothermal Power Company
Del Ranch, L.P.
Elmore, L.P.
Leathers, L.P.

Pursuant   to   the  Depository  Agreement,  Funding  Corporation
established a debt service reserve fund in the form of a letter of credit in the initial amount of $70,430 from which scheduled interest and principal payments can be made.

Annual repayments of the Salton Sea Notes and Bonds for the years beginning January 1, 1997 are as follows:

          1997            $90,228
          1998            106,938
          1999             57,836
          2000             25,072
          2001             22,376
          Thereafter      236,532
                         $538,982

On July 21, 1995, concurrent with the issuance of the $475,000 Salton Sea Notes and Bonds, CalEnergy issued $200,000 of 9 7/8% Limited Recourse Senior Secured Notes Due 2003 (the "Notes"). Interest on the Notes is payable on June 30 and December 30 of each year, commencing December 1995. The Notes are secured by an assignment and pledge of 100% of the outstanding capital stock of Magma and are recourse only to such Magma capital stock, CalEnergy's interest in a secured Magma note and general assets of CalEnergy equal to the Restricted Payment Recourse Amount (as defined in the Note Indenture) which was $0 at December 31, 1996.

At any time or from time to time on or prior to June 30, 1998, CalEnergy may, at its option, use all or a portion of the net cash proceeds of a CalEnergy equity offering (as defined in the Note Indenture) and shall at any time use all of the net cash proceeds of any Magma equity offering (as defined in the Note Indenture) to redeem up to an aggregate of 35% of the principle amount of the Notes originally issued at a redemption price equal to 109.875% of the principle amount thereof plus accrued interest to the redemption date. On or after June 30, 2000, the Notes are redeemable at the option of the CalEnergy, in whole or in part, initially at a redemption price of 104.9375% declining to 100% on June 30, 2002 and thereafter, plus accrued interest to the date of redemption.
7.   INCOME TAXES

Provision  for  income  tax  is comprised  of  the  following  at
December 31:
                            1996         1995       1994

                         Successor       Predecessor
Currently payable:
 State                    $ 6,420      $ 2,228    $ 2,554
 Federal                   11,792        7,656      9,190

                           18,212        9,884     11,744

Deferred:
 State                      1,232          924        537
 Federal                    4,908        6,690      7,551
 Foreign                    1,137          ---        ---
                            7,277        7,614      8,088
 Total                    $25,489      $17,498    $19,832

The   deferred   expense   is  primarily  temporary   differences
associated with depreciation and amortization of certain assets.

A reconciliation of the federal statutory tax rate to the effective tax rate applicable to income before provision for income taxes follows:

                             1996         1995       1994

Successor                            Predecessor

Federal statutory rate                  35.00 %        35.00 %       35.00 %
Percentage  depletion in excess
 of cost depletion                      (5.15)         (6.44)        (3.57)
Investment and energy tax credits      (12.30)         (2.05)         (.17)
State taxes, net of federal tax effect   4.26           4.34          3.84
Goodwill amortization                    3.10           4.99           .23
Tax effect of foreign income             1.30            ---           ---
Lease investment                          ---          (3.88)        (8.12)
Other                                    2.91           (.83)         6.76

                                        29.12 %        31.13 %       33.97 %

Deferred  tax liabilities (assets) are comprised of the following at December 31:
                                                     1996          1995


Depreciation and amortization, net                $265,193       $232,025
Other                                                  788            ---
                                                   265,981        232,025

Tax credits                                        (33,407)      (26,422)
Jr. SO4 royalty receivable                          (5,865)       (5,865)
Other                                                  ---        (2,709)
                                                   (39,272)      (34,996)
 Net deferred taxes                               $226,709      $197,029

During 1993, the Company realized a tax benefit of $13,581 from the purchase of Dow's option to acquire Magma Power Company common stock. This benefit resulted in a decrease in current income taxes payable of $8,880, an increase in deferred tax liabilities of $93 and an increase in deferred tax assets of $4,794. During 1994, the estimated tax benefit was reduced by $3,045.

8. FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Although management uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation techniques. Therefore, the fair value estimates presented herein are not necessarily indicative of the amounts which the Company could realize in a current transaction.

The methods and assumptions used to estimate fair value are as follows:

Debt instruments - The fair value of all debt issues listed on exchanges has been estimated based on the quoted market prices.

Other financial instruments - All other financial instruments of a material nature fall into the definition of short-term and fair value is estimated as the carrying amount.

The carrying amounts in the table below are included in the consolidated balance sheets under the indicated captions.


                                         1996                  1995
                                             Estimated              Estimated
                                  Carrying      Fair      Carrying    Fair
                                   Value        Value       Value     Value
  Financial liabilities:
  Construction and project loans 137,881      137,881      91,570     91,570
  Salton Sea notes and bonds     538,982      531,807     452,088    459,629
  Limited recourse senior
    secured notes                200,000      212,560     200,000    210,500

9.   Other Non-Plant Costs:

During 1994, the Company wrote-off its entire outstanding accrued Junior SO4 royalty receivable from GEO East Mesa. The write-off amounted to $14,502 and is included in other non-plant costs on the accompanying statements of operations. The write-off was deemed necessary due to the inability of the East Mesa Plant to convert its construction loans into a term loan as had been expected to occur in 1994. Conversion of the construction loans into a term loan, which is a prerequisite to the Company collecting the Junior SO4 royalties, has been placed on indefinite hold.

Upon the signing of the Merger Agreement between the Company and CalEnergy on December 9, 1994 terminated Magma personnel were entitled to receive severance benefits under existing change of control agreements. For the year ended December 31, 1994, the Company accrued $5,195 relating to the change of control agreements in other non-plant costs in the accompanying statements of operations.

Also included in other non-plant costs in the accompanying statements of operations were $9,861 in merger expenses incurred by the Company for legal, financial advisory and other services used during 1994.


10.STOCKHOLDER EQUITY

In 1987, 1993, and 1994 the Company entered into technical, engineering, and management agreements with The Dow Chemical Company ("Dow"). Under the 1987 Agreement, the Company agreed to pay for those services either with shares of Magma Power Company common stock valued at the then market price or cash. Under the 1993 and 1994 Agreements, the Company agreed to pay for services provided by Dow in cash which totaled $450 in 1996, $500 in 1995 and $205 in 1994. The 1993 Dow agreement was terminated during 1995.

The 1987 Agreement granted Dow an option for 2,000 shares of Magma Power Company common stock at option prices that started at $17.00 per share, a negotiated price that exceeded the then current market price, and which escalated over a four-year period commencing one year after operation of the Hoch Plant to a maximum exercise price of $21.00 in 1993. On October 12, 1993 the Company purchased the option by issuing 857,143 newly issued and unregistered shares. The number of shares issued was based on the difference between the exercise price of $21.00 per share and the market price on October 12, 1993 discounted $1.00 to
$37.50. During 1993, shareholders' equity was increased by $13,581 representing the tax effect of the shares purchased. During 1994, the tax effect was adjusted downward by $3,045.

11.INCENTIVE STOCK OPTION PLANS

Upon the completion of the Merger with CalEnergy (see Note 3), all remaining outstanding stock options under Magma's 1987 Plan and 1994 Plan, whether or not then exercisable, were canceled. Each holder of a canceled company option became then entitled to a cash payment equal to the difference between $38.75 and the canceled option price. A total payment of approximately $8,500 for all of the canceled options was paid by CalEnergy as part of the Merger consideration.

12.  LITIGATION

As of December 31, 1996 there were no material outstanding lawsuits.
                         EXHIBIT INDEX

3.1  The   Company's   Restated  Certificate   of   Incorporation
     (incorporated  by reference to Exhibit 3.1 of the  Company's
     Form 10-K for the year ended December 31, 1992, File No.  1-
     9874 (the "1992 Form 10-K")).

3.2  Certificate   of   Amendment  of  the   Company's   Restated
     Certificate   of   Incorporation,  dated   June   23,   1993
     (incorporated by reference to the Company's Form 8-A,  dated
     July 28, 1993, File No. 1-9874 ("Form 8-A")).

3.3 Certificate of Amendment of the Company's Restated Certificate of Incorporation dated, February 23, 1995 (incorporated by reference to Exhibit 3.3 to the Company's Form 10-K/A Amendment (dated March 31, 1995) to the Company's Form 10-K for the year ended December 31, 1994, File No. 1-9874 (the "1994 Form 10-K")).

3.4  Certificate  of  Ownership and Merger, effective  March  26,
     1996. (incorporated by reference to Exhibit 3.4 of the Company's Form 10-K for the year ended December 31, 1995,
     File No. 1-9874 (the 1995 Form 10-K")).

3.5 The Company's Certificate of Designation with respect to the Company's Series C Redeemable Convertible Exchangeable Preferred Stock, dated November 20, 1991, including a form of the 9.5% Convertible Subordinated Debentures due 2003 (incorporated by reference to Exhibit 3.1 of the Company's 1992 Form 10-K).

3.6  The Company's By-Laws as amended through February 21, 1997.

4.1  Specimen   copy   of   form  of  Common  Stock   Certificate
     (incorporated  by reference to Exhibit 4.1 to the  Company's
     Form 10-K for the year ended December 31, 1993, File No.  1-
     9874 (the "1993 Form 10-K")).

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

4.4  Escrow  Deposit Agreement between Bank of American  National
     Trust and Savings Association and the Company dated March 3,
     1994 (incorporated by reference to Exhibit 4.7 to the Company's 1993 Form 10-K).

10.1 Joint Venture Agreement for China Lake Joint Venture between the Company and Caithness Geothermal 1980 Ltd., restated as of January 1, 1984 (incorporated by reference to Exhibit
     10.1 to the Company's Registration Statement on Form S-1, 33-
     7770).

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

10.22 Modification to Contract No. P00028, dated June 28, 1993, Modification to Contract No. P00029, dated October 4, 1994 and Modification to Contract No. P00031, dated December 19, 1994 all amending the Navy Contract "(incorporated by reference to Exhibit 10.22 to the Company's 1994 Form 10-
     K)."

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

10.33      Amendment No. 2 to Stock Option Agreement between  the
     Company  and Kiewit Energy Company dated as of May 12,  1994
     (incorporated by reference to Exhibit 10.33 to the Company's
     1995 Form 10-K).

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

10.36       1996   Employee   Stock  Option  Plan,   as   amended
     (incorporated  by  reference to Exhibit A to  the  Company's
     1996 Proxy Statement).

10.37      1994  Employee  Stock Purchase Plan  (incorporated  by
     reference   to  Exhibit  A  to  the  Company's  1994   Proxy
     Statement).

10.38      Indenture  between the Company and The Chemical  Trust
     Company   of   California  dated  as  of   June   24,   1993
     (incorporated by reference to the Company's Form  8-K  dated
     June 24, 1993, File No. 1-9874).

10.39     Registration Rights Agreement among the Company, Lehman
     Brothers, Inc. and Alex Brown & Sons Incorporated dated June
     24, 1993 (incorporated by reference to the Company's Form 8-
     K dated June 24, 1993, File No. 1-9874).

10.40      Indenture dated March 24, 1994 between the Company and
     IBJ  Schroder  Bank  and  Trust  Company  (incorporated   by
     reference to Exhibit 3 to the Company's Form 8-K dated March
     28, 1994).

10.41      Amended and Restated Employment Agreement between  the
     Company  and  David  L. Sokol dated as of  August  21,  1995
     (incorporated by reference to Exhibit 10.82 to the Company's
     1995 Form 10-K).

10.42     Restricted Stock Exchange Agreement between the Company
     and   David  L.  Sokol  dated  as  of  November   29,   1995
     (incorporated by reference to Exhibit 10.43 to the Company's
     1995 Form 10-K).

10.43      Amendment No. 1 to the Amended and Restated Employment
     Agreement  between  the Company and David  L.  Sokol,  dated
     August 28, 1996.

10.44     Employment Agreement between the Company and Gregory E.
     Abel, dated August 6, 1996.

10.45      Employment Agreement between the Company and  John  G.
     Sylvia, dated August 6, 1996.

10.46      Employment Agreement between the Company and Steven A.
     McArthur, dated August 6, 1996.

10.47 Standard Offer Number 2, Standard Offer for Power Purchase with a Firm Capacity Qualifying Facility effective June 15, 1990 ("SO2") between San Diego Gas & Electric Company and Bonneville Pacific Corporation (incorporated by reference to Exhibit 10.42 to the Company's 1993 Form 10-K).

10.48      Amendment  Number One to the SO2 dated  September  25,
     1990 (incorporated by reference to Exhibit 10.43 to the Company's 1993 Form 10-K).

10.49      Joint  Venture  Agreement among  the  Company,  Kiewit
     Diversified  Group Inc. and Kiewit Construction  Group  Inc.
     dated December 14, 1993 (incorporated by reference to Exhibit 10.44 to the Company's 1993 Form 10-K).

10.50      Joint Venture Agreement between the Company and Kiewit
Diversified Group Inc., dated December  4, 1996.

10.51 Agreement and Plan of Merger between the Company, CE Acquisition Company, Inc. and Magma dated December 5, 1994 (incorporated by reference to (c)(3) to Exhibit 99.1 to the Company's Current Report on Form 8-K dated December 9,
     1994).

10.52      Stock  Purchase  Agreement between CalEnergy  Imperial
     Valley Company, Inc. and Edison Mission Energy, dated as  of
     March  27, 1996 (incorporated by reference to Exhibit  10.50 to the Company's 1995 Form 10-K).

10.53 Standard Offer No. 4 Power Purchase Agreement (Elmore), dated June 15, 1984, between Southern California Edison Company and Magma Electric Company including Amendments No. 1 and No. 2 (incorporated by reference to Exhibit 10.14 to Magma Power Company's Amendment No. 1 to Registration Statement Form S-4 dated February 2, 1988, ("Magma 1988 Form S-4")).

10.54 Standard Offer No. 4 Power Purchase Agreement (Del Ranch) dated February 22, 1984, between Southern California Edison Company and Imperial Energy Corporation, including Amendments No. 1 and No. 2 (incorporated by reference to
     Exhibit 10.15 to the Magma 1988 Form S-4).

10.55 Standard Offer No. 4 Power Purchase Agreement (Vulcan), dated June 15, 1984, between Southern California Edison Company and Magma Electric Company including Amendment No. 1 (incorporated by reference to Exhibit 10.16 to the Magma 1988 Form S-4).

10.56 Standard Offer No. 4 Power Purchase Agreement (River Ranch), dated April 16, 1985, between Southern California Edison Company and Imperial Energy Corporation, including Amendment No. 1 (incorporated by reference to Exhibit 10.20 to the Magma 1988 Form S-4).

10.57 Partnership Agreement dated August 30, 1985 between Vulcan Power Company and BN Geothermal, Inc. (incorporated by reference to Exhibit 10.88 to the Magma Power Company's Form 8 Amendment (dated December 18, 1990) to Magma Power Company's Form 10-K for the year ended December 31, 1989 ("Magma Form 8")).

10.58 Amended and Restated Limited Partnership Agreement of Del Ranch, Ltd., a California Limited Partnership, dated March 14, 1988 by and among Red Hill Geothermal, Inc. and Conejo Energy Company, as General Partners, and Magma Power Company and Conejo Energy Company, as Original Limited Partners (incorporated by reference to Exhibit 10.53 to the Magma Power Company Annual Report on Form 10-K for the year ended December 31, 1987, File No. 0-10533 ("1987 Magma Form 10-K")).

10.59 Limited Partnership Agreement of Leathers, L.P., dated August 15, 1988 by and among Red Hill Geothermal, Inc. and San Felipe Energy Company, as General Partners, and Magma Power Company and San Felipe Energy Company, as Limited Partners (incorporated by reference to Exhibit 10.79 to the Magma Power Company Annual Report on Form 10-K for the year ended December 31, 1988, File No. 0-10533 ("1988 Magma Form 10-K")).

10.60 Amended and Restated Limited Partnership Agreement of Elmore, Ltd., a California Limited Partnership, dated March 14, 1988 by and among Red Hill Geothermal, Inc. and Niguel Energy Company, as General Partners, and Magma Power Company and Niguel Energy Company, as Original Limited Partners (incorporated by reference to Exhibit 10.55 to the 1987 Magma Form 10-K).

10.61 Operating and Maintenance Agreement dated March 14, 1988 by and between Red Hill Geothermal, Inc. and Del Ranch, Ltd., a California Limited Partnership (incorporated by reference to Exhibit 10.56 to the 1987 Magma Form 10-K).

10.62 First Amendment to Operating and Maintenance Agreement dated as of April 14, 1989 between Red Hill Geothermal, Inc. and Del Ranch L.P. and the Second Amendment to the Operating and Maintenance Agreement dated April 18, 1990 "(incorporated by reference to Exhibit 10.60 to the Company's Form 10-K/A Amendment (dated March 31, 1995) to the Company's 1994 Form 10-K)."

10.63      Operating  and Maintenance Agreement dated August  15,
     1988  by and between Red Hill Geothermal, Inc. and Leathers,
     L.P. (incorporated by reference to Exhibit 10.84 to the 1988
     Magma Form 10-K).

10.64 First Amendment to Operating and Maintenance Agreement dated as of April 14, 1989 between Red Hill Geothermal, Inc. and Leathers, L.P. and the Second Amendment to the Operating and Maintenance Agreement dated April 18, 1990 "(incorporated by reference to Exhibit 10.62 to the Company's 1994 Form 10-K)."

10.65 Operating and Maintenance Agreement dated March 14, 1988 by and between Red Hill Geothermal, Inc. and Elmore, Ltd., a California Limited Partnership (incorporated by reference to Exhibit 10.57 to the 1987 Magma Form 10-K).

10.66 First Amendment to the Operating and Maintenance Agreement dated as of April 14, 1988 between Red Hill Geothermal, Inc. and Elmore, Ltd., a California Limited Partnership and the Second Amendment to the Operating and Maintenance Agreement dated April 18, 1990 "(incorporated by reference to Exhibit 10.64 to the Company's 1994 Form 10-
     K)."

10.67 Brine Sales Agreement dated August 30, 1985 between Vulcan Power Company and Vulcan/BN Geothermal Power Company (incorporated by reference to Exhibit 10.90 to the Magma Power Company Form 8 Amendment (dated December 18, 1990) to the Magma Power Company Form 10-K for the year ended December 31, 1989).

10.68 Easement Grant Deed and Agreement Regarding Rights for Geothermal Development dated March 14, 1988 by and between Magma Power Company and Del Ranch, Ltd., a California Limited Partnership (incorporated by reference to Exhibit
     10.58 to the 1987 Magma Form 10-K).

10.69      Easement Grant Deed and Agreement Regarding Rights for
     Geothermal Development dated August 15, 1988 by and  between
     Magma Power Company and Leathers, L.P. (incorporated by reference to the 1988 Magma Form 10-K).

10.70 Easement Grant Deed and Agreement Regarding Rights for Geothermal Development dated March 14, 1988 by and between Magma Power Company and Elmore, Ltd., a California Limited Partnership (incorporated by reference to Exhibit 10.59 to the 1987 Magma Form 10-K).

10.71 Administrative Services Agreement dated March 14, 1988 by and between Red Hill Geothermal, Inc. and Del Ranch,
     Ltd., a California Limited Partnership (incorporated by reference to the 1987 Magma Form 10-K).

10.72     Administrative Services Agreement dated August 15, 1988
     by  and between Red Hill Geothermal, Inc. and Leathers, L.P.
     (incorporated  by  reference to Exhibit 10.82  to  the  1988
     Magma Form 10-K).

10.73 Administrative Services Agreement dated March 14, 1988 by and between Red Hill Geothermal Inc. and Elmore, Ltd., a
     California Limited Partnership (incorporated by reference to
     Exhibit 10.63 to the 1987 Magma Form 10-K).

10.74 Amended and Restated Credit Agreement dated as of April 18, 1990 among Del Ranch, Ltd. a California Limited Partnership, the Banks Listed therein, and Morgan Guaranty Trust Company of New York, as Agent (incorporated by reference to Exhibit 10.72 to the Company's 1994 Form 10-K).

10.75 LOC Debt Facility Agreement dated as of April 18, 1990 among Del Ranch, Ltd., a California Limited Partnership, the Banks listed therein, Morgan Guaranty Trust Company of New York as the Agent and Fuji Bank, Limited, Los Angeles Agency, as Fronting Bank (incorporated by reference to Exhibit 10.73 to the Company's 1994 Form 10-K).

10.76 Security Agreement dated March 14, 1988 among Del Ranch, Ltd., a California Limited Partnership, Morgan Guaranty Trust Company of New York, as Agent for and on behalf of the Banks, Morgan Guaranty Trust Company of New York, and Morgan Guaranty Trust Company of New York, as Security Agent (incorporated by reference to the 1987 Magma Form 10-K).

10.77 Amendment Number One to Security Agreement dated as of April 14, 1989, and Amendment Number Two to the Security Agreement dated April 18, 1990 among Del Ranch, Ltd., a California Limited Partnership, Morgan Guaranty Trust Company of New York, as Agent for and on behalf of the Banks, Morgan Guaranty Trust Company of New York and Morgan Guaranty Trust Company of New York as Security Agent (incorporated by reference to Exhibit 10.75 to the Company's 1994 Form 10-K).

10.78 Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing Construction Deed of Trust dated as of March 14, 1988 among Del Ranch, Ltd., a California Limited Partnership, Ticor Title Insurance Company of California, and Morgan Guaranty Trust Company of New York as Security Agent (incorporated by reference to the 1987 Magma Form 10-
     K).

10.79      First Amendment to the Deed of Trust, dated April  18,
     1990  between  Del  Ranch, Ltd. and  Morgan  Guaranty  Trust
     Company  of  New York (incorporated by reference to  Exhibit
     10.77 to the Company's 1994 Form 10-K).

10.80 Amended and Restated Credit Agreement dated as of April 18, 1990 among Elmore, Ltd., a California Limited Partnership, the Banks Listed therein, and Morgan Guaranty Trust Company of New York, as Agent (incorporated by reference to Exhibit 10.78 to the Company's 1994 Form 10-K).

10.81 LOC Debt Facility Agreement dated as of April 18, 1990 among Elmore, Ltd., a California Limited Partnership, the
     Banks listed therein, Morgan Guaranty Trust Company of New York as Agent and Fuji Bank, Limited, Los Angeles Agency, as Fronting Bank (incorporated by reference to Exhibit 10.79 to the Company's 1994 Form 10-K).

10.82 Security Agreement dated March 14, 1988 among Elmore, Ltd., a California Limited Partnership, Morgan Guaranty Trust Company of New York, as Agent for and on behalf of the Banks, Morgan Guaranty Trust Company of New York, and Morgan Guaranty Trust Company of New York, as Security Agent (incorporated by reference to Exhibit 10.71 to the 1987 Magma Form 10-K).

10.83 Amendment Number One to Security Agreement dated as of April 14, 1989 among Elmore Ltd and Morgan Guaranty Trust Company of New York and Amendment Number Two to Security Agreement dated April 18, 1990 among Elmore, L.P., Morgan Guaranty Trust Company of New York, as Agent, on behalf of the Banks (incorporated by reference to Exhibit 10.81 to the Company's 1994 Form 10-K).

10.84 Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing Construction Deed of Trust dated as of March 14, 1988 among Elmore, Ltd., a California Limited Partnership, Ticor Title
     Insurance Company of California, and Morgan Guaranty Trust Company of New York as Security Agent (incorporated by reference to Exhibit 10.73 to the 1987 Magma Form 10-K).

10.85      First Amendment to Deed of Trust dated April 18,  1990
     between  Elmore, Ltd. and Morgan Guaranty Trust  Company  of
     New  York,  as Security Agent (incorporated by reference  to
     Exhibit  10.83 to the Company's 1994 Form 10-K).

10.86      Amended and Restated Credit Agreement dated April  18,
     1990 among Leathers L.P. and the Banks listed therein and Morgan Guaranty Trust Company of New York as Agent (incorporated by reference to Exhibit 10.84 to the Company's 1994 Form 10-K).

10.87 Security Agreement dated March 14, 1988 among Leathers L.P., a California Limited Partnership, Morgan Guaranty Trust Company of New York, as Agent for and on behalf of the Banks, Morgan Guaranty Trust Company of New York, and Morgan Guaranty Trust Company of New York, as Security Agent, Amendment Number One to Security Agreement dated as of April 14, 1989 and Amendment Number Two to Security Agreement dated as of April 18, 1990 (incorporated by reference to Exhibit 10.85 to the Company's 1994 Form 10-K).

10.88 Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing Construction Deed of Trust dated as of March 14, 1988 among Leathers, L.P., a California Limited Partnership, Ticor Title Insurance Company of California, and Morgan Guaranty Trust Company of New York as Security Agent and First Amendment to Deed of Trust dated April 18, 1990 (incorporated by reference to Exhibit 10.85 to the Company's 1994 Form 10-K).

10.89 LOC Debt Facility Agreement dated as of April 18, 1990 among Leathers, L.P., a California Limited Partnership, the Banks listed therein, Morgan Guaranty Trust Company of New York as Agent and Fuji Bank, Limited, Los Angeles Agency, as Fronting Bank (incorporated by reference to Exhibit 10.87 to the Company's 1994 Form 10-K).

10.90 Loan Agreement dated as of October 1, 1990 between California Pollution Control Financing Authority and Desert Valley Company, relating to the California Pollution Control Financing Authority Pollution Control Revenue Bonds Small
     Business  Series  1990-A  (the  "$4,000,000  Monofill   Bond
     Financing") (incorporated by reference to Exhibit 10.92 to the Magma Power Company Form 10-K for the year ended December 31, 1990, File No. 0-10533 (the "1990 Magma Form 10-K")).

10.91 Master Reimbursement Agreement dated as of October 1, 1990, by and among the California Pollution Control Financing Authority, Desert Valley Company and the Sanwa Bank, Limited, Los Angeles Branch, relating to the $4,000,000 Monofill Bond Financing (incorporated by reference to Exhibit 10.93 to the 1990 Magma Form 10-K).

10.92 Sale and Purchase Agreement between Union Oil Company of California and Magma Power Company effective as of December 31, 1992 (incorporated by reference to Exhibit
     10.97 to the Magma Power Company Form 8 dated June 2, 1993).

10.93 Contract for the Purchase and Sale of Electric Power (Unit I) from the Salton Sea Geothermal Generating Facility between Southern California Edison Company and Earth Energy, Inc., dated May 8, 1987, including Amendment No. 1 to such contract, dated March 30, 1993 (incorporated by reference to Exhibit 10.101 to the Magma Power Company Form 10-K for the year ended December 31, 1993, File No. 0-10533, (the "1993 Magma Form 10-K")).

10.94 Power Purchase Contract (Unit II) by and between Southern California Edison Company and Westmoreland Geothermal Associates, dated April 16, 1985, including Amendment No. 1 to such contract, dated December 18, 1987
     (incorporated  by reference to Exhibit 10.102  to  the  1993
     Magma Form 10-K).

10.95      Power  Purchase  Contract (Unit III) between  Southern
     California  Edison Company and Union Oil Company Salton  Sea
     III, dated April 16, 1985 (incorporated by reference to the 1993 Magma Form 10-K).

10.96 Consolidated, Amended and Restated Power Purchase Agreement (Unit IV) between Southern California Edison Company and Fish Lake Power Company and Salton Sea Power Generation, L.P. (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-4 dated August 9, 1995 of Salton Sea Funding Corporation 33-95538 (the "Funding Corporation S-4").

10.97 125 MW Power Plant - Upper Mahiao Agreement (the "Upper Mahiao ECA") dated September 6, 1993 between PNOC-Energy Development Corporation ("PNOC-EDC") and Ormat, Inc. as amended by the First Amendment to 125 MW Power Plant Upper Mahiao Agreement dated as of January 28, 1994, the Letter Agreement dated February 10, 1994, the Letter Agreement dated February 18, 1994 and the Fourth Amendment to 125 MW
     Power Plant - Upper Mahiao Agreement dated as of March 7, 1994 (incorporated by reference to Exhibit 10.95 to the Company's 1994 Form 10-K).

10.98      Credit  Agreement dated April 8, 1994  among  CE  Cebu
     Geothermal  Power Company, Inc., the Banks  thereto,  Credit
     Size as Agent (incorporated by reference to Exhibit 10.96 to the Company's 1994 Form 10-K).

10.99      Credit Agreement dated as of April 8, 1994 between  CE
     Cebu Geothermal Power Company, Inc., Export-Import Bank of the United States (incorporated by reference to Exhibit
     10.97 to the Company's 1994 Form 10-K).

10.100 Pledge Agreement among CE Philippines Ltd, Ormat-Cebu Ltd., Credit Suisse as Collateral Agent and CE Cebu Geothermal Power Company, Inc. dated as of April 8, 1994 (incorporated by reference to Exhibit 10.98 to the Company's 1994 Form 10-K).

10.101 Overseas Private Investment Corporation Contract of Insurance dated April 8, 1994 between the Overseas Private Investment Corporation ("OPIC") and the Company through its subsidiaries CE International Ltd., CE Philippines Ltd., and Ormat-Cebu Ltd. (incorporated by reference to Exhibit 10.99 to the Company's 1994 Form 10-K).

10.102 180 MW Power Plant - Mahanagdong Agreement ("Mahanagdong ECA") dated September 18, 1993 between PNOC-EDC and CE Philippines Ltd. and the Company, as amended by the First Amendment to Mahanagdong ECA dated June 22, 1994, the Letter Agreement dated July 12, 1994, the Letter Agreement dated July 29, 1994, and the Fourth Amendment to Mahanagdong ECA dated March 3, 1995 (incorporated by reference to Exhibit 10.100 to the Company's 1994 Form 10-
     K).

10.103 Credit Agreement dated as of June 30, 1994 among CE Luzon Geothermal Power Company, Inc., American Pacific Finance Company, the Lenders party thereto, and Bank of America National Trust and Savings Association as Administrative Agent (incorporated by reference to Exhibit
     10.101 to the Company's 1994 Form 10-K).

10.104     Credit Agreement dated as of June 30, 1994 between  CE
     Luzon Geothermal Power Company, Inc. and Export-Import Bank of the United States (incorporated by reference to Exhibit
     10.102 to the Company's 1994 Form 10-K).

10.105     Finance Agreement dated as of June 30, 1994 between CE
     Luzon  Geothermal  Power Company, Inc. and Overseas  Private
     Investment Corporation (incorporated by reference to Exhibit
     10.103 to the Company's 1994 Form 10-K).

10.106 Pledge Agreement dated as of June 30, 1994 among CE Mahanagdong Ltd., Kiewit Energy International (Bermuda) Ltd., Bank of America National Trust and Savings Association as Collateral Agent and CE Luzon Geothermal Power Company, Inc. (incorporated by reference to Exhibit 10.104 to the Company's 1994 Form 10-K).

10.107 Overseas Private Investment Corporation Contract of Insurance dated July 29, 1994 between OPIC and the Company, CE International Ltd., CE Mahanagdong Ltd. and American Pacific Finance Company and Amendment No. 1 dated August 3, 1994 (incorporated by reference to Exhibit 10.105 to the Company's 1994 Form 10-K).

10.108 231 MW Power Plant - Malitbog Agreement ("Malitbog ECA") dated September 10, 1993 between PNOC-EDC and Magma Power Company and the First and Second Amendments thereto dated December 8, 1993 and March 10, 1994, respectively (incorporated by reference to Exhibit 10.106 to the Company's 1994 Form 10-K).

10.109     Credit  Agreement dated as of November 10, 1994  among
     Visayas Power Capital Corporation, the Banks parties thereto and Credit Suisse Bank Agent (incorporated by reference to
     Exhibit 10.107 to the Company's 1994 Form 10-K).

10.110    Finance Agreement dated as of November 10, 1994 between
     Visayas   Geothermal  Power  Company  and  Overseas  Private
     Investment Corporation (incorporated by reference to Exhibit
     10.108 to the Company's 1994 Form 10-K).

10.111 Pledge and Security Agreement dated as of November 10, 1994 among Broad Street Contract Services, Inc., Magma Power Company, Magma Netherlands B.V. and Credit Suisse as Bank Agent (incorporated by reference to Exhibit 10.109 to the Company's 1994 Form 10-K).

10.112     Overseas  Private Investment Corporation  Contract  of
     Insurance  dated December 21, 1994 between  OPIC  and  Magma
     Netherlands,  B.V.  (incorporated by  reference  to  Exhibit
     10.110 to the
     Company's 1994 Form 10-K).

10.113 Agreement as to Certain Common Representations, Warranties, Covenants and Other Terms, dated November 10, 1994 between Visayas Geothermal Power Company, Visayas Power Capital Corporation, Credit Suisse, as Bank Agent, OPIC and the Banks named therein (incorporated by reference to Exhibit 10.111 to the Company's 1994 Form 10-K).

10.114     Indenture dated as of July 21, 1995 between Salton Sea
     Funding  Corporation  ("Funding Corporation")  and  Chemical
     Trust Company of California (incorporated by reference to Exhibit 4.1(a) to the Funding Corporation Form S-4).

10.115     First  Supplemental Indenture dated as of October  18,
     1995 between Funding Corporation and Chemical Trust Company of California (incorporated by reference to Exhibit 4.1(b) to the Funding Corporation Form S-4).

10.116     Indenture dated July 1995 between the Company and  The
     Bank of New York (incorporated by reference to the Company's
     Amendment No. 1 to Registration Statement on Form S-3  dated
     May 17, 1995).

10.117 Trust Indenture dated as of November 27, 1995 between the CE Casecnan Water and Energy Company, Inc. ("CE Casecnan") and Chemical Trust Company of California (incorporated by reference to Exhibit 4.1 to CE Casecnan's Registration Statement on Form S-4 dated January 25, 1996 ("Casecnan S-4")).

10.118     Modification to Contract No. P00019 dated   August  1,
     1995, Modification to Contract No. P00020 dated August 1, 1995, Modification to Contract No. P00034 dated February 8, 1995 and Modification to Contract No. P00035 dated February 8, 1995, amending the Navy Contract.

10.119 Plant Connection Agreement between Imperial Irrigation District and Salton Sea Power Generation L.P. and Fish Lake Power Company dated July 14, 1995 (incorporation by reference to Exhibit 10.15 to the Funding Corporation S-4).

10.120 Transmission Services Agreement between Imperial Irrigation District and Salton Sea Power Generation L.P. and Fish Lake Power Company dated July 14, 1995 (incorporated by reference to Exhibit 10.17 to the Funding Corporation S-4).

10.121 Second Amended and Restated Administrative Services Agreement among CalEnergy Operation Company, Salton Sea Brine Processing L.P., Salton Sea Power Generation L.P. and Fish Lake Power Company dated July 15, 1995 (incorporated by reference to Exhibit 10.20 to the Funding Corporation S-4).

10.122 Second Amended and Restated Operating and Maintenance Agreement among Magma Power Company, Salton Sea Brine Processing L.P., Salton Sea Power Generation L.P., and Fish Lake Power Company dated July 15, 1995 (incorporated by reference to Exhibit 10.21 to the Funding Corporation S-4).

10.123 Amended and Restated Casecnan Project Agreement between the National Irrigation Administration and CE Casecnan Water and Energy Company Inc. dated June 26, 1995 (incorporated by reference to Exhibit 10.1 to the Casecnan Form S-4).

10.124 Stock Purchase Agreement, dated as of July 3, 1996, by and among CE/FS Holding Company, Inc., David H. Dewhurst and all remaining owners of capital stock of Falcon Seaboard Resources, Inc. (incorporated by reference to Exhibit 99.1 to the Company's Form 8-K, dated July 8, 1996, File No. 1-
     9874).

10.125 Indenture for the 6 1/4% Convertible Junior Subordinated Debentures, dated as of April 1, 1996, among CalEnergy Company, Inc., as Issuer, and the Bank of New York, as Trustee (incorporated by reference to Exhibit 4.3 to Amendment 1 to the Company's Registration Statement on Form S-3, Registration No. 333-08315).

10.126 Indenture, dated as of September 20, 1996, between the Company and IBJ Schroder Bank & Trust Company, as trustee, relating to $225,000,000 principal amount of 9 1/4% Senior Notes due 2006 (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3, Registration No. 333-15591).

10.127 Second Supplemental Indenture, dated as of June 20, 1996, between Chemical Trust Company of California and Funding Corporation (incorporated by reference to Exhibit 4.1(c) to Amendment No. 1 to the Funding Corporation's Registration Statement on Form S-4, Registration No. 333-07527 ("Funding Corp. II S-4").

10.128     Third  Supplemental Indenture, between Chemical  Trust
     Company   of   California   and  the   Funding   Corporation
     (incorporated by reference to Exhibit 4.1(d) to the  Funding
     Corp. II S-4).

10.129      Indenture   for   the  6  1/4%   Convertible   Junior
     Subordinated  Debentures due 2012, dated as of February  26,
     1997,  between the Company, as issuer, and the Bank  of  New
     York, as Trustee.

10.130    Term Loan and Revolving Facility Agreement, dated as of
     October 28, 1996, among CE Electric UK Holdings, CE Electric
     UK plc and Credit Suisse.*

10.131    Public Electricity Supply License*

10.132     Second Tier Supply Licenses to Supply Electricity  for
     England & Wales and Scotland.*

10.133 Pooling and Settlement Agreement for the Electricity Industry in England and Wales dated 30th March, 1990 (as amended at 17th October, 1996), among the Generators (named therein), the Suppliers (named therein), Energy Settlements and Information Services Limited (as Settlement System Administrator), Energy Pool Funds Administration Limited (as Pool Funds Administrator), Scottish Power plc, Electricite De France, Service National and Others.*

10.134 Master Connection and User System Agreement with The National Grid Company plc.*

10.135    Gas Suppliers License dated February 21, 1996.*

10.136    First Supplemental Trust Indenture dates as of February
     18,  1997  between  Coso Funding Corp. and  First Bank,
     National  Association  (successor  to  Bank  of
     America Nation Trust and Savings Association).*

10.137     Form  First  Amendment to Amended and Restated  Credit
     Agreement, dated February 18, 1997, between First  Bank,
     National  Association  (as  successor  to  Coso
     Funding Corp.) and the Coso Joint Ventures.*

10.138    Omnibus Acknowledgment and Agreement dated February 18,
     1997  between  Coso Funding Corp., the Coso Joint  Ventures,
     First Bank, National Association and others.*

11.0 Calculation  of  Earnings  Per  Share  in  accordance   with
     Interpretive Release No. 34-9083.

13.0 The Company's 1996 Annual Report (only the portions thereof specifically incorporated herein by reference are deemed filed herewith).

21.0 Subsidiaries of Registrant.

23.0 Consent of Independent Auditors.

24.0 Power of Attorney.

27.0 Financial Data Schedule.


*Denotes documents to be filed with an amendment to Form 10-K.