Form 10-K/A
period 1996-12-31
CALENERGY CO INC
filed 1997-04-30
CIK 720556

SECURITIES AND EXCHANGE COMMISSION

                      	WASHINGTON, D.C.  20549

                            	FORM 10-K/A
                           Amendment No. 1

          Annual Report Pursuant to Section 13 or 15 (d) of
                	the Securities Exchange Act of 1934

            	For the fiscal year ended December 31, 1996
                     	Commission File No. 1-9874

                      	CALENERGY COMPANY, INC.
       (Exact name of registrant as specified in its charter)

      Delaware						                     		94-2213782
      (State or other						              		(I.R.S. Employer
      jurisdiction or organization)	  					Identification No.)
      or organization)

      302 South 36th Street, Suite 400, Omaha, NE				68131
      (Address of principal executive offices)					(Zip Code)

	Registrant's telephone number, including area code:  (402) 341-4500

     	Securities registered pursuant to Section 12(b) of the Act:

     	Title of each class				              	Name of exchange
      Common Stock, $0.0675				            	on which registered
      par value ("Common Stock")	       				New York Stock
                                            Exchange
                                      						Pacific Stock Exchange
                                      						London Stock Exchange

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

                       			Yes    X     		No______

	Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

	Based on the closing sales price of Common Stock on the New York Stock Exchange on March 17, 1997, the aggregate market value of the Common Stock held by non-affiliates of the Company was $2,223,535,825.

    	63,529,595 shares of Common Stock were outstanding on March 17, 1997.

    	Documents incorporated by reference:  N/A

DOCUMENTS INCORPORATED BY REFERENCE

Incorporated by reference into this Form 10-K, in response to Item 3, Part I, Items 6 through 8 of Part II, and Items 10 through 13 of Part III, are the portions indicated herein of (i) the annual report of CalEnergy Company, Inc. (the "Company") to security holders for the fiscal year ended December 31, 1996 (the "Annual Report"), and (ii) the Company's proxy statement dated April 4, 1997 for the annual meeting of stockholders to be held on May 15, 1997 (the "Proxy Statement").

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Omaha, State of Nebraska, on this 30th day of April, 1997.

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

          Signature
Date

/s/  David L. Sokol*							April 30, 1997
David L. Sokol
Chairman of the Board,
Chief Executive Officer, and
Director

/s/  John G. Sylvia
	April 30, 1997
John G. Sylvia,
Senior Vice President,
Chief Financial Officer, and
Treasurer


/s/     Edgar D. Aronson*							April 30,
1997
Edgar D. Aronson
Director


/s/     Judith E. Ayres*							April 30, 1997
Judith E. Ayres
Director


/s/     James Q. Crowe*							April 30, 1997
James Q. Crowe
Director

*By:/s/  Steven A. McArthur
	April 30, 1997
	Steven A. McArthur
	Attorney-in-Fac



/s/     Richard K. Davidson*						April 30, 1997
Richard K. Davidson
Director


/s/     David H. Dewhurst*						April 30, 1997
David H. Dewhurst
Director


/s/     Richard R. Jaros*							April 30,
1997
Richard R. Jaros
Director


/s/     Ben Holt*								April 30, 1997
Ben Holt
Director


/s/    David R. Morris*							April 30, 1997
David Morris
Director

/s/     John R. Shiner*							April 30, 1997
John R. Shiner
Director


/s/     Bernard W. Reznicek*						April 30, 1997
Bernard W. Reznicek
Director


/s/     Walter Scott, Jr.*							April 30,
1997
Walter Scott, Jr.
Director


/s/     David E. Wit*							April 30, 1997
David E. Wit
Director


*By:/s/  Steven A. McArthur                          				April
30, 1997
	Steven A. McArthur
	Attorney-in-Fact


	The undersigned registrant hereby amends and supplements Item 14 of its Annual Report on Form 10-K for the fiscal year ended December 31, 1996, by filing herewith an amended and restated Exhibit Index which shall read as follows and by filing herewith the following Exhibits noted by an asterisk
(*):

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
China Lake Operating Company and ESCA I L.P. dated July 13, 1988
(incorporated by reference to Exhibit 10.3 to the Company's 1992 Form 10-
K).

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
Partnership Agreement for Coso Finance Partners between China Lake Operating Company and ESCA L.P. dated as of December 16, 1992
(incorporated by reference to Exhibit 10.6 to the Company's 1992 Form 10-
K).

10.7	General Partnership Agreement for Coso Finance Partners II between China
Lake Geothermal Management Company and ESCA II L.P. dated July 7, 1987 (incorporated by reference to Exhibit 10.7 to the Company's 1992 Form 10-
K).

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
Contract No. P00029, dated October 4, 1994 and Modification to Contract
No. P00031, dated December 19, 1994 all amending the Navy Contract
"(incorporated by reference to Exhibit 10.22 to the Company's 1994 Form
10-K)."

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
and Alex Brown & Sons Incorporated dated June 24, 1993 (incorporated by reference to the Company's Form 8-K dated June 24, 1993, File No. 1-
9874).

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
April 14, 1988 between Red Hill Geothermal, Inc. and Elmore, Ltd., a California Limited Partnership and the Second Amendment to the Operating and Maintenance Agreement dated April 18, 1990 "(incorporated by reference to Exhibit 10.64 to the Company's 1994 Form 10-K)."

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
Control Financing Authority and Desert Valley Company, relating to the California Pollution Control Financing Authority Pollution Control
Revenue Bonds Small Business Series 1990-A (the "$4,000,000 Monofill Bond Financing") (incorporated by reference to Exhibit 10.92 to the Magma
Power Company Form 10-K for the year ended December 31, 1990, File No. 0-
10533 (the "1990 Magma Form 10-K")).

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
Edison Company and Westmoreland Geothermal Associates, dated April 16,
1985, including Amendment No. 1 to such contract, dated December 18, 1987 (incorporated by reference to Exhibit 10.102 to the 1993 Magma Form 10-
K).

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
September 18, 1993 between PNOC-EDC and CE Philippines Ltd. and the
Company, as amended by the First Amendment to Mahanagdong ECA dated June
22, 1994, the Letter Agreement dated July 12, 1994, the Letter Agreement dated July 29, 1994, and the Fourth Amendment to Mahanagdong ECA dated
March 3, 1995 (incorporated by reference to Exhibit 10.100 to the
Company's 1994 Form 10-K).

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
Water and Energy Company, Inc. ("CE Casecnan") and Chemical Trust Company of California (incorporated by reference to Exhibit 4.1 to CE Casecnan's Registration Statement on Form S-4 dated January 25, 1996 ("Casecnan S-
4")).

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
CalEnergy Operation Company, Salton Sea Brine Processing L.P., Salton Sea Power Generation L.P. and Fish Lake Power Company dated July 15, 1995 (incorporated by reference to Exhibit 10.20 to the Funding Corporation S-
4).

10.122	Second Amended and Restated Operating and Maintenance Agreement among
Magma Power Company, Salton Sea Brine Processing L.P., Salton Sea Power Generation L.P., and Fish Lake Power Company dated July 15, 1995
(incorporated by reference to Exhibit 10.21 to the Funding Corporation S-
4).

10.123	Amended and Restated Casecnan Project Agreement between the National
Irrigation Administration and CE Casecnan Water and Energy Company Inc. dated June 26, 1995 (incorporated by reference to Exhibit 10.1 to the Casecnan Form S-4).

10.124	Stock Purchase Agreement, dated as of July 3, 1996, by and among CE/FS
Holding Company, Inc., David H. Dewhurst and all remaining owners of capital stock of Falcon Seaboard Resources, Inc. (incorporated by reference to Exhibit 99.1 to the Company's Form 8-K, dated July 8, 1996,
File No. 1-9874).

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
and Wales dated 30th March, 1990 (as amended at 17th October, 1996), among The Generators (named therein), the Suppliers (named therein),
Energy Settlements and Information Services Limited (as Settlement System Administrator), Energy Pool Funds Administration Limited (as Pool Funds Administrator), Scottish Power plc, Electricite deFrance, Service
National and Others.*

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



s:\legal\10k-96\form10ka.1