Form 10-Q
period 1997-03-31
CALENERGY CO INC
filed 1997-05-14
CIK 720556

SECURITIES AND EXCHANGE COMMISSION

                              	WASHINGTON D.C.  20549

                              	______________________

                                   	FORM 10-Q

              	Quarterly Report Pursuant to Section 13 or 15(d) of
                      	the Securities Exchange Act of 1934

                         	For the quarterly period ended

                                  	March 31, 1997

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

63,529,955 shares of Common Stock, $0.0675 par value were outstanding as of March 31, 1997.



                             CALENERGY COMPANY, INC.

                                  	Form 10-Q

                                	March 31, 1997
                                 	_____________

                                	C O N T E N T S

PART I:  FINANCIAL INFORMATION		                                         Page

Item 1.		Financial Statements

Independent Accountants' Report	                                            3

Consolidated Balance Sheets, March 31, 1997
	and December 31, 1996	                                                     4

Consolidated Statements of Operations for the Three
	Months Ended March 31, 1997 and 1996	                                      5

Consolidated Statements of Cash Flows for the
	Three Months Ended March 31, 1997 and 1996	                                6

Notes to Consolidated Financial Statements	                                 7

Item 2.	Management's Discussion and Analysis of
		Financial Condition and Results of Operations	                           12

PART II:  OTHER INFORMATION

Item 1.	Legal Proceedings	                                                 27
Item 2.	Changes in Securities	                                             27
Item 3.	Defaults on Senior Securities	                                     27
Item 4.	Submission of Matters to a Vote of
		Security Holders	                                                        27
Item 5.	Other Information	                                                 27
Item 6.	Exhibits and Reports on Form 8-K	                                  27

Signatures		                                                               28

Exhibit Index		                                                            29






INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors and Stockholders
CalEnergy Company, Inc.
Omaha, Nebraska

We have reviewed the accompanying consolidated balance sheet of CalEnergy Company, Inc. and subsidiaries as of March 31, 1997, and the related consolidated statements of operations and cash flows for the three month periods ended March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of CalEnergy Company, Inc. and subsidiaries as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated January 31, 1997 (February 27, 1997 as to Notes 6 and 20), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1996 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP
Omaha, Nebraska
April 29, 1997


                               CALENERGY COMPANY, INC.

                            	CONSOLIDATED BALANCE SHEETS
                     	(in thousands, except per share amounts)
                          	________________________________


                                               			March 31       	December 31
                                          			       1997      	       1996

			                                             (unaudited)
ASSETS
Cash and cash equivalents	                      $  328,606	       $  424,500
Joint venture cash and investments                 	46,895	           48,083
Restricted cash	                                    82,228	          107,143
Short-term investments                              	6,742           	 4,921
Accounts receivable	                               347,594	          342,307
Due from joint ventures	                            19,699	           17,556
Properties, plants, contracts and equipment,
 net	                                            3,581,440	        3,348,583
Excess of cost over fair value of net assets
 acquired, net	                                  1,060,670	          790,920
Equity investments                                	191,933	          196,535
Deferred charges and other assets            	     472,243     	     432,359

	Total assets	                                  $6,138,050	       $5,712,907

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable	                              $  114,765       	$  218,182
Other accrued liabilities	                        988,523          	674,842
Parent company debt	                              953,804	        1,146,685
Subsidiary and project debt	                    2,274,815	        1,754,895
Deferred income taxes	                            353,869	          469,199

	Total liabilities	                             4,685,776      	  4,263,803

Deferred income                                   	23,647           	29,067
Company-obligated mandatorily redeemable
  convertible preferred securities of
  subsidiary trusts	                              283,930	          103,930
Preferred securities of subsidiary	                89,040          	136,065
Minority interest                                	179,293	          299,252

Stockholders' equity:
Common stock - par value $0.0675 per share,
	authorized 80,000 shares, issued 63,733 and
	63,747 shares, outstanding 63,530 and 63,448
	at March 31, 1997 and December 31, 1996,
 respectively	                                      4,303            	4,303
Additional paid in capital	                       560,482	          563,567
Retained earnings	                                324,968	          297,520
Treasury stock - 203 and 299 common
	shares at March 31, 1997 and December 31,
	1996, respectively, at cost	                      (5,933)	          (8,787)
Unearned compensation - restricted stock	          (5,089) 	         (5,471)
Cumulative effect of foreign currency
 translation adjustment		                          (2,367)   	       29,658
	Total stockholders' equity	                      876,364	          880,790

	Total liabilities and stockholders' equity	   $6,138,050	       $5,712,907


The accompanying notes are an integral part of these financial statements.

                           	CALENERGY COMPANY, INC.

                     	CONSOLIDATED STATEMENTS OF OPERATIONS
                   	(in thousands, except per share amounts)
                        	________________________________


                            	                           Three Months Ended
                                                             March 31
                               	                        1997  	      1996
                                                            (unaudited)
Revenues:

Operating revenue	                                   $  542,589  	$   75,944
Interest and other income	                               23,387	      14,412

Total revenues	                                         565,976	      90,356

Costs and expenses:

Cost of sales	                                          277,382         	---
Operating expense	                                       77,086      	18,956
General and administration	                              13,487       	4,179
Royalty expense                                          	6,525	       4,375
Depreciation and amortization	                           67,456      	18,053
Loss on equity investment in Casecnan	                    2,668         	962
Interest expense	                                        70,622      	34,779
Less interest capitalized	                               (9,122)	    (11,906)
Dividends on convertible preferred
	securities of subsidiary trusts	                         2,718	         ---
Total costs and expenses	                               508,822     	 69,398

Income before income taxes	                              57,154	      20,958

Provision for income taxes	                              22,249   	    6,497

Income before minority interest                         	34,905	      14,461

Minority interest	                                        7,457	         ---

Net income available for
common stockholders	                                 $   27,448 	 $   14,461

Net income per share - primary                       $      .42   $      .27

Net income per share - fully diluted                 $      .41   $      .26

Average number of common and
common equivalent shares
outstanding	                                             65,647	      54,114

Fully diluted shares 	                                   70,715	      63,228

The accompanying notes are an integral part of these financial statements.

                             	CALENERGY COMPANY, INC.

                      	CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in thousands)

                                                        	Three Months Ended
                                                               March 31
                                                  	        1997        1996
Cash flows from operating activities:                        	(unaudited)
Net income	                                           $  	27,448	  $ 	 14,461
Adjustments to reconcile net cash flow from
  operating activities:
Depreciation and amortization		                           60,362 	    	16,121
Amortization of excess of cost over fair value
 of net assets acquired	                                  	7,094		      1,932
Amortization of deferred financing and other costs	      	10,081	     	14,226
Provision for deferred income taxes                      		7,048      		1,543
Loss (income) on equity investments			                    (1,491)	      		962
Income applicable to minority interest                   		7,457           	-
Changes in other items:
Accounts receivable		                                     (5,287)	    	10,382
Accounts payable and accrued liabilities	              	(105,933)		     7,759
Deferred income	                                         	(5,420)      		(448)
Income tax payable	                                           	-		      4,913

Net cash flows from operating activities                 		1,359	     	71,851

Cash flows from investing activities:
Purchase of Northern Electric, net of cash acquired	   	(599,155)	         	-
Distributions from equity investments		                    6,165          		-
Malitbog construction 		                                  (9,769)	   	(31,221)
Mahanagdong construction 	                               	(6,528)	   	(19,997)
Indonesian construction                                		(16,886)		      (250)
Exploration and other development costs		                 (3,429)		    (5,986)
Capital expenditures relating to operating projects     		(4,507)    		(2,962)
Upper Mahiao construction 		                                   -	     	(7,233)
Salton Sea IV construction		                                   -	    	(28,288)
Decrease (increase) in short-term investments		           (2,767)    		21,499
Decrease in restricted cash		                             24,915     		24,409
Decrease in other assets		                                29,070      		1,451

Net cash flows from investing activities	              	(582,891)   		(48,578)

Cash flows from financing activities:
Proceeds from issuance of convertible preferred
 securities of subsidiary trust		                        180,000 		         -
Repayment of parent company debt	                      	(195,000)		         -
Proceeds from subsidiary and project debt		              531,058		     40,188
Repayments of subsidiary and project debt               		(2,808)		   (22,469)
Proceeds from sale of common and treasury stock
 and exercise of options	                                 	2,854     		14,103
Decrease (increase) in amounts due from joint ventures   		9,435       		(246)
Deferred charges relating to debt financing             		(9,064)	         	-
Purchase of treasury stock		                                   -	     	(3,221)

Net cash flows from financing activities	               	516,475	      28,355

Effect of exchange rate changes, net		                   (32,025)           -

Net increase (decrease) in cash and cash equivalents		   (97,082)      51,628

Cash and cash equivalents at beginning of period		       472,583      149,704

Cash and cash equivalents at end of period	           $	 375,501 	 $  201,332

Supplemental disclosures:
Interest paid, net of amount capitalized	             $  	47,625	  $	 10,782

Income taxes paid	                                    $   	3,761  	$       -

	The accompanying notes are an integral part of these financial statements.

                               	CALENERGY COMPANY, INC.

                    	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              	(in thousands, except per share and per kWh amounts)
                           	________________________________


1.	General:

In the opinion of management of CalEnergy Company, Inc. (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1997 and the results of operations for the three months ended March 31, 1997 and 1996, and cash flows for the three months ended March 31, 1997 and 1996.

The consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries, and its proportionate share of the partnerships and joint ventures in which it has an undivided interest in the assets and is proportionally liable for its share of liabilities. Other investments and corporate joint ventures where the Company has the ability to exercise significant influence are accounted for under the equity method. Investments, where the Company's ability to influence is limited, are accounted for under the cost method of accounting.

The results of operations for the three months ended March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

Certain amounts in the 1996 financial statements and supporting footnote disclosures have been reclassified to conform to the 1997 presentation. Such reclassification did not impact previously reported net income or retained earnings.

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

                            	CALENERGY COMPANY, INC.

                    	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              	(in thousands, except per share and per kWh amounts)
                        	________________________________


3.	Properties, Plants, Contracts and Equipment:

Properties, plants, contracts and equipment comprise the following:


                                              March 31,       	December 31,
                                   			          1997        	      1996
			                                          (unaudited)
Operating assets:
Power plants and distribution system	       $	2,589,185       	$	2,359,876
Wells and resource development		                415,724		          391,922
Power sales agreements	                        	233,030		          233,030
Licenses, equipment, wells and
  resource development in progress		             66,297	           	66,207

Total operating assets		                      3,304,236        		3,051,035

Less accumulated depreciation and amortization	(332,179)       		 (271,216)

Net operating assets		                        2,972,057		        2,779,819

Mineral reserves		                              212,514	          	207,842
Construction in progress:
	Malitbog		                                     162,180          		152,411
	Mahanagdong		                                  130,095	          	123,567
	Indonesia		                                     98,761	           	81,875
	Other development	                              	5,833	            	3,069

Total		                                      $3,581,440	        $3,348,583


                              	CALENERGY COMPANY, INC.

                      	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                	(in thousands, except per share and per kWh amounts)
                          	________________________________


4.	Income Taxes:

The Company's effective tax rate in 1997 is greater than the Federal statutory rate primarily due to foreign and state taxes partially offset by the depletion deduction. The significant components of the deferred tax liability are the temporary differences between the financial reporting basis and income tax basis of the power plants, distribution system and the well and resource development costs, offset by the benefit of investment and geothermal energy tax credits.

5.  Issuance of Convertible Preferred Securities:

On February 26, 1997 CalEnergy Capital Trust II, a special purpose Delaware business trust organized by the Company (the "Trust II"), pursuant to the Amended and Restated Declaration of Trust (the "Declaration") dated as of February 26, 1997, completed a private placement (with certain shelf registration rights) of $150,000 aggregate amount of 6 1/4% Trust Convertible Preferred Securities ("Trust Securities"). In addition, an option to purchase an additional 600 Trust Securities, or $30,000 aggregate amount, was exercised by the initial purchasers to cover over-allotments in connection with the placement. Each Trust Security has a liquidation preference of fifty dollars and is convertible at any time at the option of the holder into 1.1655 shares of Company Common Stock (equivalent to a conversion price of $42.90 per common share) subject to adjustments in certain circumstances.

6.  Purchase of Northern Electric:

On December 24, 1996 CE Electric plc ("CE Electric"), which is 70% owned indirectly by the Company and 30% owned indirectly by Peter Kiewit Sons', Inc. ("PKS"), acquired majority ownership of the outstanding ordinary share capital of Northern Electric plc ("Northern") pursuant to a tender offer (the "Tender Offer") commenced in the United Kingdom by CE Electric on November 5, 1996. As of March 18, 1997, CE Electric effectively owned 100% of Northern's ordinary shares.

As of March 31, 1997, the Company and PKS had contributed to CE Electric approximately $410,000 and $176,000, respectively, of the approximately $1,300,000 required to acquire all of Northern's ordinary and preference shares in connection with the Tender Offer. The Company obtained such funds from cash on hand, short-term borrowings, and borrowings of approximately $100,000 under a Credit Agreement entered into with Credit Suisse on October 28, 1996 (the "CalEnergy Credit Facility"). The Company has repaid the entire CalEnergy
Credit Facility through the use of proceeds of the $150,000 Trust Securities offering. The remaining funds necessary to consummate the Tender Offer will be provided from a 560,000 pound ($921,480) Term Loan and Revolving Facility Agreement, dated as of October 28, 1996 (the "U.K. Credit Facility") obtained by CE Electric. The Company has not guaranteed, and it is not otherwise subject to recourse for


                             CALENERGY COMPANY, INC.

                   	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             	(in thousands, except per share and per kWh amounts)
                         	________________________________

amounts borrowed under the U.K. Credit Facility. As of March 31, 1997, CE Electric had borrowed approximately 385,000 pounds ($633,518) under the U.K. Credit Facility to pay for Northern ordinary and preference shares purchased to date, including relevant costs.

Unaudited pro forma combined revenue, net income and primary earnings per share of the Company, Northern, Falcon Seaboard Resources, Inc. and the Edison Mission Energy Partnership Interest for the three months ended March 31, 1997, as if the acquisitions had occurred at the beginning of the year after giving effect to certain pro forma adjustments related to the acquisitions were $565,976, $28,055 and $.43 compared to $558,013, $5,848 and $.11 for the same period last year.

7.	Commitments and Contingencies:

In November 1995, a partially owned indirect subsidiary of the Company, CE Casecnan Water and Energy Company, Inc., a Philippine corporation ("CE Casecnan"), closed the financing and commenced construction of the Casecnan Project, a combined irrigation and 150 net MW hydroelectric power generation project (the "Casecnan Project") located in the central part of the island of Luzon in the Republic of the Philippines.

CE Casecnan is presently indirectly owned as to approximately 35% of its equity by the Company and approximately 35% indirectly owned by PKS. CE Casecnan financed a portion of the costs of the Casecnan Project through the issuance of $125,000 of its 11.45% Senior Secured Series A Notes due 2005 and $171,500 of its 11.95% Senior Secured Series B Bonds due 2010 and $75,000 of its Secured Floating Rate Notes due 2002, pursuant to an indenture dated as of November 27, 1995, as amended to date.

The Casecnan Project was being constructed pursuant to a fixed-price, date-certain, turnkey construction contract (the "Hanbo Contract") on a joint and several basis by Hanbo Corporation ("Hanbo") and Hanbo Engineering and Construction Co. Ltd. ("HECC"), both of which are South Korean corporations. As of May 7, 1997, CE Casecnan terminated the Hanbo Contract and entered into a new engineering, procurement and construction contract to complete the construction of the Casecnan Project. The Hanbo Contract has been terminated because of events of default under the contract including the fact that both HECC and Hanbo are insolvent and have filed for court receivership protection in the Republic of Korea. In connection with the Hanbo Contract termination, CE Casecnan made a draw under the irrevocable standby letter of credit issued by Korea First Bank ("KFB") as security under the Hanbo Contract to pay for certain transition costs and other presently ascertainable damages under the Hanbo Contract. If KFB were to fail to honor its obligations under the Casecnan letter of credit, such action could have a material adverse effect on the Casecnan Project and CE Casecnan.


                           CALENERGY COMPANY, INC.

                 	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           	(in thousands, except per share and per kWh amounts)
                      	________________________________


CE Casecnan entered into a new turnkey engineering, procurement and construction contract to complete the construction of the Casecnan Project (the "Replacement Contract"). The work under the Replacement Contract will be conducted by a consortium of contractors and subcontractors including Siemens A.G., Sulzer Hydro Ltd., Black & Veatch and Colenco Power Engineering Ltd. and will be headed by Cooperativa Muratori Cementisti CMC di Ravenna and Impressa Pizzarotti & C. Spa.

8.	Accounting Pronouncement:

In February 1997, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share."
SFAS 128, which becomes effective for financial statements of the Company issued for years ending after December 15, 1997, replaces primary and fully diluted earnings per share, as disclosed under current pronouncements, with basic and diluted earnings per share. Pro forma basic earnings per share for the three month periods ending March 31, 1997 and 1996 are $.43 and $.28, respectively. Pro forma diluted earnings per share for the three month periods ending March 31, 1997 and 1996 are $.42 and $.27, respectively.

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

As a result of the acquisition of Northern, the Company's historical results could differ significantly from the Company's actual future results.

Acquisitions:

On December 24, 1996, CE Electric acquired majority ownership of the outstanding ordinary share capital of Northern pursuant to the Tender Offer. As of March 18, 1997, CE Electric effectively owned 100% of Northern's ordinary shares.

In August 1996, the Company acquired Falcon Seaboard Resources, Inc. ("Falcon Seaboard") for approximately $226,000, thereby acquiring significant ownership in 520 MW of natural gas-fired electric production facilities located in New York, Texas and Pennsylvania and a related gas transmission pipeline.

In April 1996, the Company completed the buyout for approximately $70,000 of its partner's interests ("Partnership Interest") in four electric generating plants in Southern California, resulting in sole ownership of the Imperial Valley Project.

Business of Northern:

During the quarter ended March 31, 1997, a significant portion of the Company's results of operations were attributable to Northern's operations which consist primarily of the distribution and supply of electricity and other auxiliary businesses. Northern's operations are seasonal in nature with a disproportionate percentage of revenues and earnings historically being earned in the Company's first and fourth quarters.

Northern receives electricity from the national grid transmission system and distributes electricity to each customer's premises using its network of transformers, switchgear and cables. Substantially all of the customers in Northern's Authorized Area are connected to Northern's network and can only be supplied electricity through Northern's distribution system, regardless of whether the electricity is supplied by Northern's supply business or by other suppliers, thus providing Northern with distribution volume that is stable from year to year. Northern charges its customers access fees for the use of the distribution system. The prices for distribution to most customers are controlled by a prescribed formula that limits increases (and may require decreases) based upon the rate of inflation in the United Kingdom and other regulatory action.

Northern's supply business primarily involves the bulk purchase of electricity, through a central pool, and subsequent resale to individual customers. Until March 31, 1998, Northern is the exclusive supplier of electricity to premises in its Authorized Area, except where the maximum


                                  CALENERGY COMPANY, INC.

                          	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       	FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    	(in thousands, except per share and per kWh amounts)
                             	_________________________________

Business of Northern:  (continued)

demand of a customer is greater than 100kW. The supply business generally is a higher volume business which tends to operate at lower profitability levels than the distribution business. Currently the income received by the supply business from customers with demand under 100kW is controlled by a prescribed formula, while income received from other customers is not regulated.

Power Generation Projects:

For purposes of consistent financial presentation, plant capacity factors for Navy I, Navy II, and BLM (collectively the "Coso Project") are based upon a capacity amount of 80 net MW for each plant. Plant capacity factors for Vulcan, Hoch (Del Ranch), Elmore and Leathers (collectively the "Partnership Project") are based on capacity amounts of 34, 38, 38, and 38 net MW respectively, and for Salton Sea I, Salton Sea II, Salton Sea III and Salton Sea IV plants (collectively the "Salton Sea Project") are based on capacity amounts of 10, 20, 49.8 and 39.6 net MW respectively (the Partnership Project and the Salton Sea Project are collectively referred to as the "Imperial Valley Project"). Plant capacity factors for Saranac, Power Resources, NorCon and Yuma (collectively the "Gas Plants") are based on capacity amounts of 240, 200, 80, and 50 net MW, respectively. Each plant possesses an operating margin which allows for production in excess of the amount listed above. Utilization of this operating margin is based upon a variety of factors and can be expected to vary between calendar quarters, under normal operating conditions.

The Coso Project and the Partnership Project sell all electricity generated by the respective plants pursuant to seven individual long-term SO4 Agreements between the respective projects and Southern California Edison Company ("Edison"). These SO4 Agreements provide for capacity payments, capacity bonus payments and energy payments. Edison makes fixed annual capacity payments to the projects, and to the extent that capacity factors exceed certain benchmarks, is required to make capacity bonus payments. The price for capacity and capacity bonus payments is fixed for the life of the SO4 Agreements and the capacity payment is significantly higher in the months of June through September. Energy is sold at increasing scheduled rates for the first ten years of each contract and thereafter at Edison's Avoided Cost of Energy.

The scheduled energy price periods of the Coso Project SO4 Agreements extend until at least August 1997, March 1999 and January 2000 for each of the units operated by the Navy I, BLM and Navy II Partnerships, respectively.



                               CALENERGY COMPANY, INC.

                     	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   	FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 	(in thousands, except per share and per kWh amounts)
                           	_________________________________

Power Generation Projects:  (continued)

The scheduled energy price periods of the Partnership Project SO4 Agreements extended until February 1996 for the Vulcan Partnership and extend until December 1998, December 1998, and December 1999 for each of the Hoch (Del Ranch), Elmore and Leathers Partnerships, respectively.

Excluding Vulcan, which is receiving Edison's Avoided Cost of Energy, the Company's SO4 Agreements provide for energy rates ranging from 13.6 cents per kWh in 1997 to 15.6 cents per kWh in 1999.

The Salton Sea I Project sells electricity to Edison pursuant to a 30-year negotiated power purchase agreement, as amended (the "Salton Sea I PPA"), which provides for capacity and energy payments. The energy payment is calculated using a Base Price which is subject to quarterly adjustments based on a basket of indices. The time period weighted average energy payment for Salton Sea I was 5.22 cents per kWh during the three months ended March 31, 1997. As the Salton Sea I PPA is not an SO4 Agreement, the energy payments do not revert to Edison's Avoided Cost of Energy.

The Salton Sea II and Salton Sea III Projects sell electricity to Edison pursuant to 30-year modified SO4 Agreements that provide for capacity payments, capacity bonus payments and energy payments. The price for contract capacity and contract capacity bonus payments is fixed for the life of the modified SO4 Agreements. The energy payments for the first ten year period, which expires April 4, 2000 for Salton Sea II and February 13, 1999 for Salton Sea III, are levelized at a time period weighted average of 10.6 cents per kWh and 9.8 cents per kWh for Salton Sea II and Salton Sea III, respectively. Thereafter, the monthly energy payments will be at Edison's Avoided Cost of Energy. For Salton Sea II only, Edison is entitled to receive, at no cost, 5% of all energy delivered in excess of 80% of contract capacity through March 31, 2004.

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

Power Generation Projects:  (continued)


For the three months ended March 31, 1997, Edison's average Avoided Cost of Energy was 3.8 cents per kWh which is substantially below the contract energy prices earned for the three months ended March 31, 1997. Estimates of Edison's future Avoided Cost of Energy vary substantially from year to year. The Company cannot predict the likely level of Avoided Cost of Energy prices under the SO4 Agreements and the modified SO4 Agreements at the expiration of the scheduled payment periods. The revenues generated by each of the projects operating under SO4 Agreements could decline significantly after the expiration of the respective scheduled payment periods.

The Upper Mahiao project was "deemed complete" in June 1996, meaning that construction was completed on time but the required transmission line was not completed, and began receiving capacity payments pursuant to the Upper Mahiao Energy Conversion Agreement ("ECA") in July of 1996. The project is structured as a ten year build-own-operate-transfer ("BOOT"), in which the Company's subsidiary CE Cebu Geothermal Power Company, Inc. ("CE Cebu"), the project company, is responsible for providing operations and maintenance during the ten year BOOT period. The electricity generated by the Upper Mahiao geothermal power plant is sold to the PNOC - Energy Development Corporation ("PNOC-EDC"), which is also responsible for supplying the facility with the geothermal steam.
 After the ten year cooperation period, and the recovery by the Company of its capital investment plus incremental return, the plant will be transferred to PNOC-EDC at no cost.

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

Power Generation Projects:   (continued)

Unit I of the Malitbog project was deemed complete in July 1996. The Malitbog Project is being built, owned and operated by Visayas Geothermal Power Company ("VGPC"), a Philippine general partnership that is wholly owned, indirectly, by the Company. VGPC is selling 100% of its output on substantially the same basis as described above for the Upper Mahiao Project to PNOC-EDC, which will in turn sell the power to the National Power Corporation of the Philippines ("NPC"). However, VGPC receives 100% of its revenues from such sales in the form of capacity payments. As with the Upper Mahiao project, the Malitbog project is structured as a ten year BOOT, in which the Company will be responsible for implementing construction of the geothermal power plant and, as owner, for providing operations and maintenance for the ten year BOOT period. After a ten year cooperation period, and the recovery by the Company of its capital investment plus incremental return, the plant will be transferred to PNOC-EDC at no cost.

The Saranac Project sells electricity to New York State Electric & Gas pursuant to a 15-year negotiated power purchase agreement (the "Saranac PPA"), which provides for capacity and energy payments. Capacity payments, which in 1997 total 2.2 cents per kWh, are received for electricity produced during "peak hours" as defined in the Saranac PPA and escalate at approximately 4.1% annually for the remaining term of the contract. Energy payments, which average
6.6 cents per kWh in 1997, escalate at approximately 4.4% annually for the remaining term of the contract. The Saranac PPA expires in June of 2009.

The Power Resources Project sells electricity to Texas Utilities Electric Company ("TUEC") pursuant to a 15-year negotiated power purchase agreement (the "Power Resources PPA"), which provides for capacity and energy payments. Capacity payments and energy payments, which in 1997 are $3,032 per month and
2.96 cents per kWh, respectively, escalate at 3.5% annually for the remaining term of the contract. The Power Resources PPA expires in September 2003.

The NorCon Project sells electricity to Niagara Mohawk Power Corporation ("Niagara") pursuant to a 25-year negotiated power purchase agreement (the "NorCon PPA") which provides for energy payments calculated pursuant to an adjusting formula based on Niagara's ongoing Tariff Avoided Cost and the contractual Long-Run Avoided Cost. The NorCon PPA term extends through December 2017. The Company and Niagara are currently engaged in discussions regarding a potential restructuring or buyout and termination of the NorCon PPA.

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

Results of Operations for Three Months Ended March 31, 1997 and 1996:

Operating revenue increased in the first quarter of 1997 to $542,589 from $75,944 for the same period in 1996, a 614.5% increase. The acquisition of Northern accounted for $400,496 of this increase. The remainder of the increase is due to the acquisitions of Falcon Seaboard and the Partnership Interest as well as the commencement of earnings of Salton Sea Unit IV, Upper Mahiao and Unit I of Malitbog.

The following operating data represents the aggregate capacity and electricity production of the Coso Project:

                                                         Three Months Ended
                                                               March 31
                                                       				  1997  	  1996

Overall capacity factor	                                    106.0%	  108.7%

kWh produced (in thousands)	                              549,600 	569,900

Capacity NMW (average)	                                       240	     240

The capacity factor for the three months ended March 31, 1997 compared to the same period in 1996 reflects the relatively consistent production at all three plants.

                           	CALENERGY COMPANY, INC.

                   	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 	FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             	(in thousands, except per share and per kWh amounts)
                      	_________________________________

Results of Operations for Three Months Ended March 31, 1997 and 1996:
(continued)

The following operating data represents the aggregate capacity and electricity production of the Partnership Project:

                                                        Three Months Ended
                                                             March 31
                                                     				 1997     	 1996

Overall capacity factor	                                 101.8%     	97.6%

kWh produced (in thousands)                           	325,300   	315,600

Capacity NMW (average)	                                 	  148        148

The overall capacity factor for the Partnership Project increased for the first quarter of 1997 compared to the first quarter of 1996 due to increased production at Leathers and Elmore as both facilities had scheduled turbine overhauls in 1996.

The following operating data represents the aggregate capacity and electricity production of the Salton Sea Project:

                       				                            Three Months Ended
				                                                         March 31
                                                   				  1997     	  1996

Overall capacity factor	                                 98.8%	       89.6%

kWh produced (in thousands)                          	254,800	     156,200

Capacity NMW (average)	                                 119.4         79.8


                                	CALENERGY COMPANY, INC.

                      	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   	FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 	(in thousands, except per share and per kWh amounts)
                           	_________________________________


Results of Operations for Three Months Ended March 31, 1997 and 1996:
(continued)

The overall capacity factor for the Salton Sea Project has increased for the three months ended March 31, 1997 compared to the same period in 1996 primarily as a result of the commencement of operations at the Salton Sea IV project and operating efficiencies resulting in greater production at Salton Sea Units I, II and III.

The following operating data represents the aggregate capacity and electricity production of the Gas Plants:

				                                                Three Months Ended
				                                                      March 31
                                                			  1997       	   1996

Overall capacity factor	                             89.3%         	91.3%

kWh produced (in thousands)	                    1,098,950	     1,136,420

Installed capacity NMW	                               570	           570

The capacity factor of the Gas Plants reflects certain contractual curtailments. The capacity factors adjusted for these contractual curtailments are 98.2% for the three months ended March 31, 1997 and 100.1% for the three months ended March 31, 1996.

Interest and other income increased in the first quarter of 1997 to $23,387 from $14,412 for the same period in 1996, a 62.3% increase. This increase is primarily due to interest earned by Northern and equity earnings from Saranac.

Cost of sales in the first quarter of 1997 relates to Northern, which is primarily composed of purchases of electricity for resale.

Operating expense increased in the first quarter of 1997 to $77,086 from $18,956 for the same period in 1996, a 306.7% increase. This increase is primarily due to the acquisitions of Northern, Falcon Seaboard and the Partnership Interest as well as the commencement of operations at Salton Sea IV, Upper Mahiao and Unit I of Malitbog.

General and administration costs increased in the first quarter of 1997 to $13,487 from $4,179 for the same period in 1996, a 222.7% increase. This increase is primarily due to the general and administrative costs of Northern.


                              CALENERGY COMPANY, INC.

                   	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                	FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             	(in thousands, except per share and per kWh amounts)
                         	_________________________________

Results of Operations for Three Months Ended March 31, 1997 and 1996:
(continued)

Royalty costs increased in the first quarter of 1997 to $6,525 from $4,375 for the same period in 1996, a 49.1% increase. This increase is primarily due to the acquisition of the Partnership Interest and the commencement of operations at Salton Sea IV.

Depreciation and amortization increased in the first quarter of 1997 to $67,456 from $18,053 for the same period in 1996, a 273.7% increase. This increase in the case of amortization is primarily due to the amortization of the allocated purchase price and goodwill related to the acquisitions of Northern, Falcon Seaboard, and the Partnership Interest, and in the case of depreciation to the commencement of operations at the Philippine projects and Salton Sea IV.

Loss on equity investment in Casecnan reflects the Company's interim construction period share of interest expense in excess of capitalized interest and interest income at the Casecnan project, which is currently in construction.

Interest expense, less amounts capitalized, increased in the first quarter of 1997 to $61,500 from $22,873 for the same period in 1996, a 168.9% increase. This increase is primarily due to the acquisition of Northern, the greater average outstanding debt and the decrease in capitalized interest due to the commencement of operations at Salton Sea IV and the Philippine projects.

Dividends on convertible preferred securities reflect financial expense related to these securities which were issued in April 1996 and February 1997.

The provision for income taxes increased in the first quarter of 1997 to $22,249 from $6,497 for the same period in 1996, a 242.5% increase. This increase is due to higher income before taxes and an increase in the effective tax rate due to the acquisition of Northern.

Net income available for common stockholders increased in the first quarter of 1997 to $27,448 or $.42 per share from $14,461 or $.27 per share for the same period in 1996.

Liquidity and Capital Resources:

The Company's cash and cash equivalents were $328,606 at March 31, 1997 as compared to $424,500 at December 31, 1996. In addition, the Company's share of joint venture cash and investments retained in project control accounts at March 31, 1997 and December 31, 1996 was $46,895 and $48,083, respectively. Distributions out of the project control accounts are made monthly to the Company for operations and maintenance and capital costs and semiannually to each Coso Project partner for profit sharing under a prescribed calculation subject to mutual agreement by the partners. The Company recorded separately restricted cash of $82,228 and

                                  	CALENERGY COMPANY, INC.

                          	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       	FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    	(in thousands, except per share and per kWh amounts)
                             	_________________________________


Liquidity and Capital Resources:  (continued)

$107,143 at March 31, 1997 and December 31, 1996, respectively. The restricted cash balance as of March 31, 1997 is comprised primarily of amounts deposited in restricted accounts from which the Company will source its equity contribution requirements relating to the Mahanagdong Project, fund certain capital improvements at the Imperial Valley Project, and the Company's proportionate share of the Coso Project, the Power Resources Project, the Upper Mahiao Project and the Malitbog Project cash reserves for debt service reserve funds. Also, the Company had $6,742 and $4,921 of short term investments as of March 31, 1997 and December 31, 1996, respectively.

As of March 31, 1997 the Company holds 203 shares of treasury stock at a cost of $5,933 to provide shares for issuance under the Company's employee stock option and share purchase plan and other outstanding convertible securities. The repurchase plan attempts to minimize the dilutive effect of the additional shares issued under these plans.

On February 26, 1997 CalEnergy Capital Trust II, a special purpose Delaware business trust organized by the Company (the "Trust II"), pursuant to the Amended and Restated Declaration of Trust (the "Declaration") dated as of February 26, 1997, completed a private placement (with certain shelf registration rights) of $150,000 aggregate amount of 6 1/4% Trust Convertible Preferred Securities ("Trust Securities"). In addition, an option to purchase an additional 600 Trust Securities, or $30,000 aggregate amount, was exercised by the initial purchasers to cover over-allotments in connection with the placement. Each Trust Security has a liquidation preference of fifty dollars and is convertible at any time at the option of the holder into 1.1655 shares of Company Common Stock (equivalent to a conversion price of $42.90 per common share) subject to adjustments in certain circumstances.

As of March 31, 1997, the Company and PKS had contributed to CE Electric approximately $410,000 and $176,000, respectively, of the approximately $1,300,000 required to acquire all of Northern's ordinary and preference shares in connection with the Tender Offer. The Company obtained such funds from cash on hand, short-term borrowings, and borrowings of approximately $100,000 under a Credit Agreement entered into with Credit Suisse on October 28, 1996 (the "CalEnergy Credit Facility"). The Company has repaid the entire CalEnergy Credit Facility through the use of proceeds of the $150,000 Trust Securities offering. Th


                               CALENERGY COMPANY, INC.

                        	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      	FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  	(in thousands, except per share and per kWh amounts)
                         	_________________________________

Liquidity and Capital Resources:  (continued)

remaining funds necessary to consummate the Tender Offer will be provided from a 560,000 pounds ($921,480) Term Loan and Revolving Facility Agreement, dated as of October 28, 1996 (the "U.K. Credit Facility") obtained by CE Electric. The Company has not guaranteed, nor is it otherwise subject to recourse for, amounts borrowed under the U.K. Credit Facility. As of March 31, 1997, CE Electric had borrowed approximately 385,000 pounds ($633,518) under the U.K. Credit Facility to pay for Northern ordinary and preference shares purchased to date.


In November 1995, a partially owned indirect subsidiary of the Company, CE Casecnan Water and Energy Company, Inc., a Philippine corporation ("CE Casecnan"), closed the financing and commenced construction of the Casecnan Project, a combined irrigation and 150 net MW hydroelectric power generation project (the "Casecnan Project") located in the central part of the island of Luzon in the Republic of the Philippines.

CE Casecnan is presently indirectly owned as to approximately 35% of its equity by the Company and approximately 35% indirectly owned by PKS. CE Casecnan financed a portion of the costs of the Casecnan Project through the issuance of $125,000 of its 11.45% Senior Secured Series A Notes due 2005 and $171,500 of its 11.95% Senior Secured Series B Bonds due 2010 and $75,000 of its Secured Floating Rate Notes due 2002, pursuant to an indenture dated as of November 27, 1995, as amended to date.

The Casecnan Project was being constructed pursuant to a fixed-price, date-certain, turnkey construction contract (the "Hanbo Contract") on a joint and several basis by Hanbo Corporation ("Hanbo") and Hanbo Engineering and Construction Co. Ltd. ("HECC"), both of which are South Korean corporations. As of May 7, 1997, CE Casecnan terminated the Hanbo Contract and entered into a new engineering, procurement and construction contract to complete the construction of the Casecnan Project. The Hanbo Contract has been terminated because of events of default under the contract including the fact that both HECC and Hanbo are insolvent and have filed for court receivership protection in the Republic of Korea. In connection with the Hanbo Contract termination, CE Casecnan made a draw under the irrevocable standby letter of credit issued by Korea First Bank ("KFB") as security under the Hanbo Contract to pay for certain transition costs and other presently ascertainable damages under the Hanbo Contract. If KFB were to fail to honor its obligations under the Casecnan letter of credit, such action could have a material adverse effect on the Casecnan Project and CE Casecnan.

                               	CALENERGY COMPANY, INC.

                       	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    	FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 	(in thousands, except per share and per kWh amounts)
                           	_________________________________

Liquidity and Capital Resources:  (continued)

CE Casecnan entered into a new turnkey engineering, procurement and construction contract to complete the construction of the Casecnan Project (the "Replacement Contract"). The work under the Replacement Contract will be conducted by a consortium of contractors and subcontractors including Siemens A.G., Sulzer Hydro Ltd., Black & Veatch and Colenco Power Engineering Ltd. and will be headed by Cooperativa Muratori Cementisti CMC di Ravenna and Impressa Pizzarotti & C. Spa.

In August 1994, the Company closed the financing for the 165 net MW Mahanagdong project located in the Philippines (the "Mahanagdong Project"). The total project cost for the facility is approximately $320,000. The capital structure consists of a term loan of $240,000 and approximately $80,000 in equity contributions. The Overseas Private Investment Corporation ("OPIC") and a consortium of international commercial lenders are providing the construction debt financing facility. The debt provided by the commercial lenders is insured against political risk by the Export-Import Bank of the United States ("Ex-Im Bank"). Ten year term debt financing (which will replace the construction debt) will be provided by Ex-Im Bank and by OPIC. As of March 31, 1997 the Company's proportionate share of draws on the construction loan totaled $77,520 and equity investments made by a subsidiary of the Company totaled $40,840. OPIC is providing political risk insurance on the equity.
The Mahanagdong project is targeted for service in July 1997. As with the Upper Mahiao project, the Mahanagdong project is structured as a ten year BOOT, in which the Company will be responsible for implementing construction of the geothermal power plant and, as owner, for providing operations and maintenance for the ten year BOOT period. After a ten year cooperation period, and the recovery by the Company of its capital investment plus incremental return, the plant will be transferred to PNOC-EDC at no cost.

The electricity generated by the Mahanagdong project will be sold to PNOC-EDC, on a "take or pay" basis, which is also responsible for supplying the facility with the geothermal steam. The terms of the Mahanagdong ECA are substantially similar to those of the Upper Mahiao ECA. All of PNOC-EDC's obligations under the Mahanagdong ECA are supported by the Government of the Philippines through a performance undertaking. The capacity fees are expected to be approximately 97% of total revenues at the design capacity levels and the energy fees are expected to be approximately 3% of such total revenues. The Mahanagdong project will be built, owned and operated by CE Luzon Geothermal Power Company, a Philippine corporation, that is expected to be owned post-completion as follows: 45% by the Company, 45% by PKS, and up to 10% by another industrial company. The turnkey contractor consortium consists of Kiewit Construction Group, Inc. (with an 80% interest) and CE Holt Co., a wholly owned subsidiary of the Company (with a 20% interest).

In December 1994, financing was closed and construction commenced on the Malitbog Project, a 216 net MW geothermal project, to be constructed in two phases, 72 net MW in 1996 and 144 net MW in 1997, located on the island of Leyte (the "Malitbog Project"). The Malitbog Project is being built and will be owned and operated by Visayas Geothermal Power Company ("VGPC"), a


                               CALENERGY COMPANY, INC.

                      	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    	FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 	(in thousands, except per share and per kWh amounts)
                            	_________________________________

Liquidity and Capital Resources:  (continued)

Philippine general partnership that is wholly owned, indirectly, by the Company. Unit I of the Malitbog Project was deemed complete by PNOC-EDC as of July 25, 1996. During deemed completion, PNOC-EDC is required to pay, and has been paying (with respect to Unit I which has been deemed completed), all capacity fees under the take or pay provisions of the Malitbog ECA. VGPC is selling 100% of its capacity to PNOC-EDC, which will in turn sell the power to the NPC.

The Malitbog Project has a total project cost of approximately $280,000, including interest during construction and project contingency costs. A consortium of international lenders and OPIC have provided a total of $210,000 of construction and term loan facilities, the $135,000 international commercial bank portion of which is supported by political risk insurance from OPIC. As of March 31, 1997, draws on the construction loan totaled $155,541, and equity investments made by subsidiaries of the Company totaled $70,000 and advances by subsidiaries of the Company totaled $2,395. The advances will be repaid by draws on the construction loan. The Company's equity participation is covered by political risk insurance from OPIC. As with the Upper Mahiao Project, the Malitbog Project is structured as a ten year BOOT, in which the Company will be responsible for implementing construction of the geothermal power plant and, as owner, for providing operations and maintenance for the ten year BOOT period. After a ten year cooperation period, and the recovery by the Company of its capital investment plus incremental return, the plant will be transferred to PNOC-EDC at no cost.

Units II and III of the Malitbog Project are being constructed by Sumitomo Corporation pursuant to a fixed-price, date-certain, turnkey supply and construction contract. Commercial operation of Units II and III are scheduled to commence in July 1997.

Magma sought new long-term final SO4 power purchase agreements in the Salton Sea area through the bidding process adopted by the California Public Utilities Commission ("CPUC") under its 1992 Biennial Resource Plan Update ("BRPU"). In its BRPU, the CPUC cited the need for an additional 9,600 MW of power production through 1999 among California's three investor-owned utilities, Edison, SDG&E and Pacific Gas and Electric Company. Of this amount, 275 MW was set aside for bidding by independent power producers (such as Magma) utilizing renewable resources. Pursuant to an order of the CPUC dated June 22, 1994 (confirmed on December 21, 1994), Magma was awarded 163 net MW for sale to Edison and SDG&E, with in-service dates in 1997 and 1998. On February 23, 1995 the Federal Energy Regulatory Commission ("FERC") issued an order finding that the CPUC's BRPU program violated the Public Utilities Regulatory Policies Act ("PURPA") and FERC's implementing regulations and recommended negotiated settlements. In response, the CPUC issued an


                            CALENERGY COMPANY, INC.

                  	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                	FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             	(in thousands, except per share and per kWh amounts)
                       	_________________________________

Liquidity and Capital Resources:  (continued)

Assigned Commissioners Ruling encouraging settlements between the final winning bidders and the utilities. The utilities are expected to continue to challenge the BRPU and, in light of the regulatory uncertainty, there can be no assurance that power sales contracts will be executed or that any such projects will be completed. In light of these developments, the Company agreed to execute an agreement with Edison on March 16, 1995 providing that in certain circumstances it would withdraw its Edison BRPU bid in consideration for the payment of certain sums. In December 1996, the Company entered into a confidential cash buyout agreement with SDG&E. These agreements are subject to CPUC approval.

The Company is actively seeking to develop, construct, own and operate new power projects utilizing geothermal and other technologies, both domestically and internationally, the completion of any of which is subject to substantial risk. The Company has in development or under construction, projects representing an aggregate generating capacity in excess of the generating capacity of those currently in operation. Development can require the Company to expend significant sums for preliminary engineering, permitting, fuel supply, resource exploration, legal and other expenses in preparation for competitive bids which the Company may not win or before it can be determined whether a project is feasible, economically attractive or capable of being financed. Successful development and construction is contingent upon, among other things, negotiation on terms satisfactory to the Company of engineering, construction, fuel supply and power sales contracts with other project participants, receipt of required governmental permits and consents and timely implementation of construction. Further, there can be no assurance that the Company, which is substantially leveraged, will obtain access to the substantial debt and equity capital required to continue to develop and construct electric power projects or to refinance projects. The Company's future growth is dependent, in large part, upon the demand for significant amounts of additional electrical generating capacity and its ability to obtain contracts to supply portions of this capacity. There can be no assurance that development efforts on any particular project, or the Company's efforts generally, will be successful.



                                CALENERGY COMPANY, INC.

                         	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      	FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  	(in thousands, except per share and per kWh amounts)
                             	_________________________________


Liquidity and Capital Resources:  (continued)

The Company believes the international independent power market holds the majority of new opportunities for financially attractive private power development in the next several years. The financing, construction and development of projects outside the United States entail significant political and financial risks (including, without limitation, uncertainties associated with first time privatization efforts in the countries involved, currency exchange rate fluctuations, currency repatriation restrictions, political instability, civil unrest and expropriation) and other structuring issues that have the potential to cause substantial delays or material impairment of value to the project being developed, which the Company may not be fully capable of insuring against. The uncertainty of the legal environment in certain foreign countries in which the Company may develop or acquire projects could make it more difficult for the Company to enforce its rights under agreements relating to such projects. In addition, the laws and regulations of certain countries may limit the ability of the Company to hold a majority interest in some of the projects that it may develop or acquire. The Company's international projects may, in certain cases, be terminated by a government. Projects in operation, construction and development are subject to a number of uncertainties more specifically described in the Company's Form 8-K, dated February 25, 1997, filed with the Securities Exchange Commission.

                         	CALENERGY COMPANY, INC.
                       	PART II - OTHER INFORMATION

Item 1 -	Legal proceedings.

		As of March 31, 1997, there are no material outstanding lawsuits; however see Note 7, Commitments and Contingencies.

Item 2 -	Changes in Securities.

		Not applicable.

Item 3 -	Defaults on Senior Securities.

		Not applicable.

Item 4 -	Submission of Matters to a Vote of Security Holders.

		Not applicable.

Item 5 -	Other Information.

		Not applicable.

Item 6 -	Exhibits and Reports on Form 8-K.

	(a)	Exhibits:

		Exhibit 11 - Calculation of earnings per share.

		Exhibit 15 - Awareness letter of Independent Accountants.

		Exhibit 27 - Financial Data Schedule.

	(b)	Reports on Form 8-K:

From December 31, 1996 through May 14, 1997, the Company filed the following:

(i)    Form 8-K/A dated February 18, 1997 amending Form 8-K dated
       December 24, 1996 and includes the financial statements thereto.

(ii)  	Form 8-K dated February 25, 1997 describing cautionary
       statements and the 	Casecnan Project.

(iii)  Form 8-K dated February 26, 1997 announcing CalEnergy Capital
       Trust II 	completion of $150 million of 6 1/4% Trust Convertible
       Preferred Securities.

(iv)	  Form 8-K dated March 28, 1997 reporting Hanbo Engineering and
       Construction Co. Ltd. filed to seek court receivership protection.

(v)	   Form 8-K dated May 7, 1997 reporting its indirect subsidiary CE
       Casecnan's	termination of the Hanbo contract and
       finalization of the replacement contract.


                               		SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             	CALENERGY COMPANY, INC.


Date: May 14, 1997	       /s/	Gregory E. Abel
                             	Gregory E. Abel
                             	President and Chief Operating Officer,
                             	CalEnergy Europe and
                             	Chief Accounting Officer, CalEnergy Company, Inc.


                         	/s/	John G. Sylvia
                             	John G. Sylvia
                             	Senior Vice President and
                             	Chief Financial Officer


                                   	EXHIBIT INDEX

Exhibit	                                                                Page
  No.                                                                	   No.


 11		Calculation of Earnings Per Share	                                   30

 15		Awareness Letter of Independent Accountants	                         31

 27		Financial Data Schedule                                             	32