Form 10-Q
period 1997-06-30
CALENERGY CO INC
filed 1997-08-14
CIK 720556

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON D.C.  20549

                     ______________________

                           FORM 10-Q

      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended

                         June 30, 1997

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

63,668,907 shares of Common Stock, $0.0675 par value were outstanding as of June 30, 1997.

                     CALENERGY COMPANY, INC.

                           Form 10-Q

                         June 30, 1997
                         _____________

                        C O N T E N T S

PART I:  FINANCIAL INFORMATION                            Page

Item 1.        Financial Statements

Independent Accountants' Report                               3

Consolidated Balance Sheets, June 30, 1997
 and December 31,  1996                                       4

Consolidated Statements of Operations for the Three and Six
 Months Ended June 30, 1997 and 1996                          5

Consolidated Statements of Cash Flows for the
 Six Months Ended June 30, 1997 and 1996                      6

Notes to Consolidated Financial Statements                    7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations      14

PART II:  OTHER INFORMATION

Item 1.   Legal Proceedings                                  32
Item 2.   Changes in Securities                              32
Item 3.   Defaults on Senior Securities                      32
Item 4.   Submission of Matters to a Vote of
           Security Holders                                  32-33
Item 5.   Other Information                                  33
Item 6.   Exhibits and Reports on Form 8-K                   33-34

Signatures                                                   35

Exhibit Index                                                36





INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors and Stockholders
CalEnergy Company, Inc.
Omaha, Nebraska

We have reviewed the accompanying consolidated balance sheet of CalEnergy Company, Inc. and subsidiaries as of June 30, 1997, and the related consolidated statements of operations for the three and six month periods ended June 30, 1997 and 1996 and the related consolidated statements of cash flows for the six month periods ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

DELOITTE & TOUCHE LLP
Omaha, Nebraska
August 12, 1997
                     CALENERGY COMPANY, INC.

                  CONSOLIDATED BALANCE SHEETS
            (in thousands, except per share amounts)
                ________________________________

                                         June 30      December 31
                                          1997            1996
                                       (unaudited)
ASSETS
Cash and cash equivalents           $      406,241  $   424,500
Joint venture cash and investments           4,072       48,083
Restricted cash                             84,640      107,143
Short-term investments                       5,958        4,921
Accounts receivable                        343,818      342,307
Due from joint ventures                     16,662       17,556
Properties, plants, contracts
  and equipment, net                     3,666,627    3,348,583
Excess of cost over fair value of
  net assets acquired, net               1,128,198      790,920
Equity investments                         185,238      196,535
Deferred charges and other assets          433,607      432,359

 Total assets                        $   6,275,061 $  5,712,907

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable                    $      132,711 $    218,182
Other accrued liabilities                1,105,489      674,842
Parent company debt                        953,817    1,146,685
Subsidiary and project debt              2,276,539    1,754,895
Deferred income taxes                      328,204      469,199

 Total liabilities                       4,796,760    4,263,803

Deferred income                             29,750       29,067
Company-obligated mandatorily redeemable
  convertible preferred securities of subsidiary
  trusts                                   283,930      103,930
Preferred securities of subsidiary          59,101      136,065
Minority interest                          187,608      299,252

Stockholders' equity:
Preferred stock - authorized 2,000 shares,
 no par value                                    -            -
Common stock - par value $0.0675 per share,
 authorized 180,000 shares, issued 63,858 and
 63,747 shares, outstanding 63,669 and 63,448 at
 June 30, 1997 and December 31, 1996,
 respectively                                4,311        4,303
Additional paid in capital                 561,428      563,567
Retained earnings                          355,857      297,520
Treasury stock - 189 and 299 common
 shares at June 30, 1997 and December 31,
 1996, respectively, at cost                (5,687)      (8,787)
Unearned compensation - restricted stock      (950)      (5,471)
Cumulative effect of foreign currency
   translation adjustment                     2,953      29,658
  Total stockholders' equity                917,912     880,790

  Total liabilities and stockholders'
   equity                             $   6,275,061 $ 5,712,907


 The accompanying notes are an integral part of these financial statements.


                    CALENERGY COMPANY, INC.

             CONSOLIDATED STATEMENTS OF OPERATIONS
            (in thousands, except per share amounts)
               ____________(unaudited)___________



                        Three Months Ended     Six Months Ended
                              June 30              June 30
                          1997       1996      1997       1996

Revenues:

Operating revenue     $  505,922 $  104,735 $ 1,048,511 $ 180,679
Interest and other
  income                  19,072     11,059      42,459    25,471

Total revenues           524,994    115,794   1,090,970   206,150

Costs and expenses:

Cost of sales            241,548       ---      518,930       ---
Operating expense         70,122     22,431     147,208    41,387
General and administration12,005      5,117      25,492     9,296
Royalty expense            6,758      5,896      13,283    10,271
Depreciation and
  amortization            70,456     25,660     137,912    43,713
Loss on equity investment
  in Casecnan              1,289      1,812       3,957     2,774
Interest expense          71,644     36,725     142,266    71,504
Less interest capitalized(13,638)   (11,602)    (22,760)  (23,508)
Dividends on convertible
  preferred securities of
  subsidiary trusts        4,436      1,443       7,154     1,443

Total costs and expenses 464,620     87,482     973,442   156,880

Income before income
  taxes                   60,374     28,312     117,528    49,270

Provision for income
  taxes                   24,342      9,040      46,591    15,537

Income before minority
  interest                36,032     19,272      70,937    33,733

Minority interest          5,143          -      12,600         -

Net income available for
common stockholders  $    30,889  $  19,272  $   58,337 $  33,733

Net income per share -
  primary            $       .47  $     .35  $      .89 $     .62

Net income per share -
  fully diluted      $       .46  $     .33  $      .87 $     .59

Average number of common and
common equivalent shares
outstanding               66,000     55,404      65,833    54,836

Fully diluted shares      73,726     66,472      72,269    64,726

 The accompanying notes are an integral part of these financial statements.


                      CALENERGY COMPANY, INC.

             CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (in thousands)
                                  (unaudited)

                                                Six Months Ended
                                                    June 30
                                                1997       1996
Cash flows from operating activities:
Net  income                                 $ 58,337  $  33,733
Adjustments to reconcile net cash flow
  from operating activities:
Depreciation and amortization                124,437     39,849
Amortization of excess of cost over fair
  value of net assets acquired                13,475      3,864
Amortization of deferred financing and
  other costs                                 21,047     29,408
Provision for deferred income taxes           23,418      6,275
Loss (income) on equity investments           (4,676)     2,774
Income applicable to minority interest        12,600          -
Changes in other items:
Accounts receivable                           (2,219)   (11,127)
Accounts payable and accrued liabilities     (83,447)     2,737
Deferred income                               (5,998)       181

Net cash flows from operating activities     156,974    107,694

Cash flows from investing activities:
Purchase of Northern Electric and Partnership
  Interest, net of cash acquired            (629,094)   (58,044)
Distributions from equity investments         13,219          -
Malitbog construction                        (21,313)   (64,353)
Mahanagdong construction                     (11,633)   (29,451)
Indonesian construction                      (40,652)   (30,597)
Exploration and other development costs       (7,426)    (2,716)
Capital expenditures relating to operations (101,166)   (18,630)
Upper Mahiao construction                          -    (23,734)
Salton Sea IV construction                         -    (49,223)
Decrease (increase) in short-term investments (1,983)    30,895
Decrease in restricted cash                   22,503     83,216
Decrease in other assets                      71,301      9,833

Net cash flows from investing activities    (706,244)  (152,804)

Cash flows from financing activities:
Proceeds from issuance of convertible preferred
  securities of subsidiary trust             180,000    103,930
Repayment of parent company debt            (195,000)        -
Proceeds from subsidiary and project debt    598,280    229,672
Repayments of subsidiary and project debt    (71,602)  (143,106)
Proceeds from sale of common and treasury stock
  and exercise of options                      4,983     13,183
Decrease in amounts due from joint ventures   10,732      9,003
Deferred charges relating to debt financing  (11,813)    (4,566)
Purchase of treasury stock                    (1,875)    (3,221)

Net  cash flows from financing activities     513,705   204,895
Effect of exchange rate changes, net          (26,705)        -

Net increase (decrease) in cash and cash
  equivalents                                 (62,270)  159,785

Cash and cash equivalents at beginning
  of period                                   472,583   149,704

Cash and cash equivalents at end of period $  410,313 $ 309,489

Supplemental disclosures:
Interest paid, net of amount capitalized   $  123,802 $  22,776

Income taxes paid                          $   22,629 $   9,154

The accompanying notes are an integral part of these financial  statements.


                    CALENERGY COMPANY, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (in thousands, except per share and per kWh amounts)
                ________________________________


1.   General:

In the opinion of management of CalEnergy Company, Inc. (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1997 and the results of operations for the three and six months ended June 30, 1997 and 1996, and cash flows for the six months ended June 30, 1997 and 1996.

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

The results of operations for the three and six months ended June
30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

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

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (in thousands, except per share and per kWh amounts)
                ________________________________


3.   Properties, Plants, Contracts and Equipment:

Properties,   plants,  contracts  and  equipment   comprise   the
following:


                                         June 30,    December 31,
                                           1997          1996
                                        (unaudited)
Operating assets:
Distribution system                     $1,433,387   $1,101,860
Power plants                             1,286,240    1,277,702
Wells and resource development             387,193      377,731
Power sales agreements                     227,535      227,535
Licenses, equipment, wells and
  resource development in progress          65,584       66,207

Total operating assets                   3,399,939    3,051,035

Less accumulated depreciation
  and amortization                        (388,874)    (271,216)

Net operating assets                     3,011,065    2,779,819

Mineral reserves                           217,436      207,842
Construction in progress:
  Malitbog                                 173,724      152,411
  Mahanagdong                              135,200      123,567
  Indonesia                                122,527       81,875
  Other development                          6,675        3,069

Total                              $     3,666,627  $ 3,348,583



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

5.   Issuance of Convertible Preferred Securities:

On February 26, 1997 a subsidiary of the Company completed a private placement (with certain shelf registration rights) of $150,000 aggregate amount of 6 1/4% Trust Convertible Preferred Securities ("Trust Securities"). In addition, an option to purchase an additional 600 Trust Securities, or $30,000 aggregate amount, was exercised by the initial purchasers to cover over-allotments in connection with the placement. Each Trust Security has a liquidation preference of fifty dollars and is convertible at any time at the option of the holder into 1.1655 shares of Company Common Stock (equivalent to a conversion price of $42.90 per common share) subject to adjustments in certain circumstances.

6.   Purchase of Northern Electric:

On December 24, 1996 CE Electric plc ("CE Electric"), which is 70% owned indirectly by the Company and 30% owned indirectly by Peter Kiewit Sons', Inc. ("PKS"), acquired majority ownership of the outstanding ordinary share capital of Northern Electric plc ("Northern") pursuant to a tender offer (the "Northern Tender Offer") commenced in the United Kingdom by CE Electric on November 5, 1996. As of March 18, 1997, CE Electric effectively owned 100% of Northern's ordinary shares.

The  Company  and  PKS  contributed to CE Electric  approximately
$410,000   and   $176,000,  respectively,  of  the  approximately
$1,300,000 required to acquire all of Northern's ordinary and preference shares in connection with the Northern Tender Offer. The Company obtained such funds from cash on hand, short-term borrowings, and borrowings of approximately $100,000 under a Credit Agreement entered on October 28, 1996 (the "CalEnergy Credit Facility"). The Company has repaid the entire CalEnergy Credit Facility through the use of proceeds of the Trust Securities offering. The remaining funds necessary to consummate
the   Northern  Tender  Offer  were  provided  from   a   560,000
pounds ($932,176) Term Loan and Revolving Facility Agreement, dated as of October 28, 1996 (the "U.K. Credit Facility")
obtained  by  CE  Electric  UK Holdings.   The  Company  has  not
guaranteed, and it is not otherwise subject to recourse for, amounts

                     CALENERGY COMPANY, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (in thousands, except per share and per kWh amounts)
                ________________________________

borrowed under the U.K. Credit Facility. As of June 30, 1997, CE Electric UK Holdings had borrowed approximately 405,000 pounds ($674,163) under the U.K. Credit Facility to pay for Northern ordinary and preference shares purchased to date, including related costs.

In  1996,  the  Company also acquired Falcon Seaboard  Resources,
Inc. and the remaining 50% ownership interest in the Edison Mission Energy Partnerships. Unaudited pro forma combined revenue, net income and primary earnings per share of the Company for the six months ended June 30, 1997, as if the acquisitions had occurred at the beginning of the year of acquisition after giving effect to certain pro forma adjustments related to the acquisitions were $1,090,970, $58,944 and $.90 compared to $1,034,573, $24,701 and $.45 for the same period last year.

7.   Commitments and Contingencies:

In November 1995, the Company closed the financing and commenced construction of the Casecnan Project, a combined irrigation and 150 net MW hydroelectric power generation project (the "Casecnan Project") located in the central part of the island of Luzon in the Republic of the Philippines.

CE Casecnan Water and Energy Company, Inc., a Philippine Corporation ("CE Casecnan") which is presently indirectly owned as to approximately 35% of its equity by the Company and approximately 35% indirectly owned by PKS, is developing the Casecnan Project. CE Casecnan financed a portion of the costs of the Casecnan Project through the issuance of $125,000 of its 11.45% Senior Secured Series A Notes due 2005 and $171,500 of its 11.95% Senior Secured Series B Bonds due 2010 and $75,000 of its Secured Floating Rate Notes due 2002, pursuant to an indenture dated as of November 27, 1995, as amended to date.

The Casecnan Project was being constructed pursuant to a fixed-price, date-certain, turnkey construction contract (the "Hanbo Contract") on a joint and several basis by Hanbo Corporation ("Hanbo") and Hanbo Engineering and Construction Co., Ltd. ("HECC"), both of which are South Korean corporations. As of May 7, 1997, CE Casecnan terminated the Hanbo Contract due to defaults by Hanbo and HECC including the insolvency of each such company. CE Casecnan entered into a new turnkey engineering, procurement and construction contract to complete the construction of the Casecnan Project (the "Replacement Contract"). The work under the Replacement Contract will be conducted by a consortium of contractors and subcontractors including Siemens A.G., Sulzer Hydro Ltd., Black & Veatch and Colenco Power Engineering Ltd. and will be headed by Cooperativa Muratori Cementisti CMC di Ravenna and Impressa Pizzarottie & C. Spa. (collectively, the "Replacement Contractor").

In connection with the Hanbo Contract termination CE Casecnan tendered a certificate of drawing to Korea First Bank ("KFB") on May 7, 1997 under the irrevocable standby letter of credit issued by KFB as security under the Hanbo Contract to pay for certain transition costs and other presently ascertainable damages under the Hanbo Contract. As a result of KFB's dishonor of the draw request, CE Casecnan filed an action in New York State Court. That Court granted CE Casecnan's request for a temporary restraining order requiring KFB to deposit $79,329, the amount of the requested draw, in an interest bearing account with an independent financial institution in the United States. KFB appealed this order, but the

                     CALENERGY COMPANY, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (in thousands, except per share and per kWh amounts)
                ________________________________

Commitments and Contingencies (continued)

appellate court denied KFB's appeal and on May 19, 1997, KFB transferred funds in the amount of $79,329 to a segregated New
York bank account pursuant to the Court order.

On August 6, 1997, CE Casecnan announced that it had issued a notice to proceed to the Replacement Contractor. The Replacement Contractor was already on site and is expected to immediately fully mobilize and commence engineering, procurement and construction work on the Casecnan Project. The receipt of the letter of credit funds from KFB remains essential and CE Casecnan will continue to press KFB to honor its clear obligations under the letter of credit and to pursue Hanbo and KFB for any additional damages arising out of their actions to date.

On June 9, 1997, Edison filed a complaint alleging breach of certain ISO4 power purchase agreements ("SO4 Agreements") between Edison and Coso Finance Partners, Coso Power Partners and Coso Energy Developers as a result of alleged improper venting of certain noncondensible gases at the Coso geothermal energy project located in California (partnerships in which CalEnergy holds an approximate 50% ownership interest, collectively the "Coso Partnerships"). In the complaint Edison seeks unspecified damages, including the refund of certain amounts previously paid under the SO4 Agreements, and termination of the SO4 Agreements. The complaint was recently filed and the proceeding is in its early procedural stages. CalEnergy believes this litigation has entirely no merit. The Coso Partnerships intend to vigorously defend this action and prosecute all available counterclaims against Edison.

On February 14, 1995, NYSEG filed with the FERC a Petition for a Declaratory Order, Complaint, and Request for Modification of Rates in Power Purchase Agreements Imposed Pursuant to the Public Utility Regulatory Policies Act of 1978 ("Petition") seeking FERC
(i) to declare that the rates NYSEG pays under the Saranac PPA, which was approved by the New York Public Service Commission (the "PSC") were in excess of the level permitted under PURPA and (ii) to authorize the PSC to reform the Saranac PPA. On March 14, 1995, the Saranac Partnership intervened in opposition to the Petition asserting, inter alia, that the Saranac PPA fully complied with PURPA, that NYSEG's action was untimely and that the FERC lacked authority to modify the Saranac PPA. On March 15, 1995, the Company intervened also in opposition to the
Petition and asserted similar arguments. On April 12, 1995, the FERC by a unanimous (5-0) decision issued an order denying the various forms of relief requested by NYSEG and finding that the rates required under the Saranac PPA were consistent with PURPA and the FERC's regulations. On May 11, 1995, NYSEG requested rehearing of the order and, by order issued July 19, 1995, the FERC unanimously (5-0) denied NYSEG's request. On June 14, 1995, NYSEG petitioned the United States Court of Appeals for the District of Columbia Circuit (the "Appeals Court") for review of FERC's April 12, 1995 order. FERC moved to dismiss NYSEG's petition for review on July 28, 1995. The Saranac Partnership intervened in the appeal and concurred with NYSEG on the issue of the Court's jurisdiction while disagreeing on the merits. On July 11, 1997, the Appeals Court dismissed NYSEG's appeal holding that it was without jurisdiction to review the FERC's order and that any enforcement action under PURPA lies in federal district court.


                     CALENERGY COMPANY, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (in thousands, except per share and per kWh amounts)
                ________________________________

Commitments and Contingencies (continued)

On August 7, 1997, NYSEG filed a complaint in the U.S. District Court for the Northern District of New York against the FERC, the PSC (and the Chairman, Deputy Chairman and the Commissioners of the PSC as individuals in their official capacity), the Saranac Partnership and Lockport Energy Associates, L.P. ("Lockport") concerning the power purchase agreements that NYSEG entered into with Saranac Partners and Lockport.

NYSEG's suit asserts that the PSC and the FERC improperly implemented PURPA in authorizing the pricing terms that NYSEG, the Saranac Partnership and Lockport agreed to in those contracts. The action raises similar legal arguments to those rejected by the FERC in its April and July 1995 orders. NYSEG in addition asks for retroactive reformation of the contracts as of the date of commercial operation and seeks a refund of $281 million from the Saranac Partnership. The Company believes that NYSEG's claims are without merit for the same reasons described in the FERC's orders. In addition, the Company believes that the additional relief sought by NYSEG is unwarranted.

8.   Subsequent Events:

On July 15, 1997, the Company advised New York State Electric & Gas Corporation ("NYSEG") of its intention to commence a tender offer (the "Tender Offer") to acquire that number of shares ("NYSEG Shares") of common stock, par value $6.66 2/3 per share, of NYSEG which, together with the NYSEG Shares beneficially owned by the Company, would represent 9.9% of the total number of NYSEG Shares outstanding. On July 18, 1997 CE Electric (NY), Inc. a wholly owned subsidiary of the Company (the "Purchaser"), commenced the Tender Offer at a cash price of $24.50 per share.

The Company also advised NYSEG on July 15, 1997 that it was prepared to negotiate a consensual merger (the "Proposed Merger") in which each outstanding NYSEG Share would be exchanged for $27.50 in cash. NYSEG's Board of Directors has recommended that NYSEG's shareholders reject the Tender Offer and the Proposed Merger.

On July 31, 1997, the United Kingdom Parliament passed the windfall tax to be levied on privatized utilities, including
Northern, which will result in a third quarter charge to net income of approximately $136 million.

On August 5, 1997, the Company and certain affiliated capital funding trusts also filed with the Securities and Exchange Commission a shelf registration statement covering up to $1.5 billion of common stock, preferred stock and debt securities which may be sold from time to time for various purposes.

On August 6, 1997, the Company and the Purchaser announced that it had executed fully underwritten financing commitments to fund the Company's Proposed Merger with NYSEG or a possible subsequent tender offer and a related merger that may be consumated subsequent to such Tender Offer.


                     CALENERGY COMPANY, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (in thousands, except per share and per kWh amounts)
                ________________________________

Subsequent Events: (continued)

The financing commitments entered into by the Company and the Purchaser relate to the following facilities:

*     An amended and restated $250 million Company credit facility.
*     A new $150 million Company revolving credit facility.
* A $500 million bridge financing facility, if required and to the extent the net proceeds from certain possible future offerings result in less than $500 million of net proceeds to the Company.
* $1.0 billion Purchaser credit facilities comprised of a $650 million five-year term loan and a $350 million five-year revolving credit facility.

The Company presently intends to effect certain equity and debt securities offerings on a prompt basis (subject to market conditions), in which case drawings under the bridge facility may not be required. The equity component of such future offerings is not currently expected to exceed approximately $550 million.

On August 12, 1997, a subsidiary of the Company completed a private placement (with certain shelf registration rights) of $225,000 aggregate amount of 6 1/2% Trust Convertible Preferred Securities (the "6 1/2% Trust Securities"). In addition, an option to purchase an additional 900 of the 6 1/2% Trust Securities, or $45,000 aggregate amount, was exercised by the initial purchasers to cover overallotments in connection with the placement. Each 6 1/2% Trust Security has a liquidation preference of fifty dollars and is convertible at any time at the option of the holder into 1.047 shares of Company Common Stock (equivalent to a conversion price of $47.75 per common share) subject to adjustments in certain circumstances.

9.   Accounting Pronouncement:

In February 1997, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share." SFAS 128, which becomes effective for financial statements of the Company issued for years ending after December 15, 1997, replaces primary and fully diluted earnings per share, as disclosed under current pronouncements, with basic and diluted earnings per share. Pro forma basic earnings per share for the three months ending June 30, 1997 and 1996 are $.49 and $.37, respectively. For the six months ending June 30, 1997 and 1996, pro forma basic earnings per share are $.92 and $.65, respectively. Pro forma diluted earnings per share for the three months ending June 30, 1997 and 1996 are $.46 and $.34, respectively. For the six months ending June 30, 1997 and 1996, pro forma diluted earnings per share are $.88 and $.60, respectively.


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

As a result of the acquisition of Northern, the Company's future results will differ significantly from the Company's historical results.

Acquisitions:

On December 24, 1996, CE Electric acquired majority ownership of the outstanding ordinary share capital of Northern pursuant to the tender offer ("Northern Tender Offer"). As of March 18, 1997, CE Electric effectively owned 100% of Northern's ordinary shares.

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

Business of Northern:

During the three and six months ended June 30, 1997, a significant portion of the Company's results of operations were attributable to Northern's operations which consist primarily of the distribution and supply of electricity and other auxiliary businesses. Northern's operations are seasonal in nature with a disproportionate percentage of revenues and earnings historically being earned in the Company's first and fourth quarters.

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

Northern's supply business primarily involves the bulk purchase of electricity, through a central pool, and subsequent resale to individual customers. Until March 31, 1998, Northern is the exclusive supplier of electricity to premises in its authorized area, except where the maximum

                     CALENERGY COMPANY, INC.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      (in thousands, except per share and per kWh amounts)
               _________________________________

Business of Northern:  (continued)

demand of a customer is greater than 100kW. The supply business generally is a high volume business which tends to operate at lower profitability levels than the distribution business. Currently the income received by the supply business from customers with demand under 100kW is controlled by a prescribed formula, while income received from other customers is not regulated.

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

The Coso Project and the Partnership Project sell all electricity generated by the respective plants pursuant to seven individual long-term SO4 Agreements between the respective projects and
Southern California Edison Company ("Edison"). These SO4 Agreements provide for capacity payments, capacity bonus payments and energy payments. Edison makes fixed annual capacity payments to the projects, and to the extent that capacity factors exceed certain benchmarks, is required to make capacity bonus payments. The price for capacity and capacity bonus payments is fixed for the life of the SO4 Agreements and the capacity payment is significantly higher in the months of June through September. Energy is sold at increasing scheduled rates for the first ten years after firm operation and thereafter at Edison's Avoided Cost of Energy.

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

The Salton Sea I Project sells electricity to Edison pursuant to a 30-year negotiated power purchase agreement, as amended (the "Salton Sea I PPA"), which provides for capacity and energy payments. The energy payment is calculated using a Base Price which is subject to quarterly adjustments based on a basket of indices. The time period weighted average energy payment for Salton Sea I was 5.3 cents per kWh during the six months ended June 30, 1997. As the Salton Sea I PPA is not an SO4 Agreement, the energy payments do not revert to Edison's Avoided Cost of Energy.

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

Power Generation Projects:  (continued)


For the six months ended June 30, 1997, Edison's average Avoided Cost of Energy was 3.2 cents per kWh which is substantially below the contract energy prices earned for the six months ended June 30, 1997. Estimates of Edison's future Avoided Cost of Energy vary substantially from year to year. The Company cannot predict the likely level of Avoided Cost of Energy prices under the SO4 Agreements and the modified SO4 Agreements at the expiration of the scheduled payment periods. The revenues generated by each of the projects operating under SO4 Agreements could decline significantly after the expiration of the respective scheduled payment periods.

The Upper Mahiao Project (the "Upper Mahiao Project") was "deemed complete" in June 1996, meaning that construction of the plant was completed on time by the Company but the required transmission line was not completed by PNOC, and accordingly, the Upper Mahiao Project began receiving capacity payments pursuant to the Upper Mahiao Energy Conversion Agreement ("ECA") in July
of 1996. The Upper Mahiao Project is structured as a ten year build-own-operate-transfer ("BOOT"), in which the Company's subsidiary CE Cebu Geothermal Power Company, Inc. ("CE Cebu"), the project company, is responsible for providing operations and maintenance during the ten year BOOT period. The electricity generated by the Upper Mahiao geothermal power plant is sold to the PNOC - Energy Development Corporation ("PNOC-EDC"), which is also responsible for supplying the facility with the geothermal steam. After the ten year cooperation period, and the recovery by the Company of its capital investment plus incremental return, the plant will be transferred to PNOC-EDC at no cost.

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

The Energy Fee is designed to cover all variable operating and maintenance costs of the power plant. Payments under the Upper Mahiao ECA are denominated in U.S. dollars, or computed in U.S. dollars and paid in Philippine pesos at the then-current exchange rate, except for the Energy Fee, which is paid in Philippine pesos and will be used to pay Philippine peso-denominated expenses. Significant portions of the Capacity Fee and Energy Fee are indexed to U.S. and Philippine inflation rates, respectively. PNOC-EDC's payment requirements, and its other obligations under the Upper Mahiao ECA are supported by the Government of the Philippines through a performance undertaking.

                     CALENERGY COMPANY, INC.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      (in thousands, except per share and per kWh amounts)
               _________________________________

Power Generation Projects:   (continued)

Unit I of the Malitbog Project (the "Malitbog Project") was deemed complete in July 1996 and Units II and III in July 1997. The Malitbog Project is owned and operated by Visayas Geothermal Power Company ("VGPC"), a Philippine general partnership that is wholly owned, indirectly, by the Company. Under its contract, VGPC is to sell 100% of its output on substantially the same basis as described above for the Upper Mahiao Project to PNOC-EDC, which will in turn sell the power to the National Power Corporation of the Philippines ("NPC"). However, VGPC receives 100% of its revenues from such sales in the form of capacity payments. As with the Upper Mahiao Project, the Malitbog Project is structured as a ten year BOOT, in which the Company will be responsible for implementing construction of the geothermal power plant and, as owner, for providing operations and maintenance for the ten year BOOT period. After a ten year cooperation period, and the recovery by the Company of its capital investment plus incremental return, the plant will be transferred to PNOC-EDC at no cost.

The electricity generated by the Mahanagdong Project located in the Philippines (the "Mahanagdong Project") which was completed in July 1997 will be sold to PNOC-EDC on a "take or pay" basis, which is also responsible for supplying the facility with the geothermal steam. The terms of the Mahanagdong ECA are substantially similar to those of the Upper Mahiao ECA. All of PNOC-EDC's obligations under the Mahanagdong ECA are supported by the Government of the Philippines through a performance undertaking. The capacity fees are expected to be approximately 97% of total revenues at the design capacity levels and the energy fees are expected to be approximately 3% of such total revenues.

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

The  NorCon  Project  sells electricity to Niagara  Mohawk  Power
Corporation ("NIMO") pursuant to a 25-year negotiated power purchase agreement (the "NorCon PPA") which provides for energy payments calculated pursuant to an adjusting formula based on NIMO's ongoing Tariff Avoided Cost and the contractual Long-Run Avoided Cost. The NorCon PPA term extends through December 2017.



                     CALENERGY COMPANY, INC.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      (in thousands, except per share and per kWh amounts)
               _________________________________

Power Generation Projects:   (continued)

The NorCon Project has had a number of on-going contractual disputes with NIMO which are unresolved and in August 1996 NIMO proposed a buyout of the NorCon PPA as part of a generic restructuring by NIMO of all its QF contracts in an effort to restructure NIMO's purchased power obligations to meet the challenge of industry deregulation and avoid what NIMO alleges as the risk of a possible NIMO insolvency. The Company believes that any contractual restructuring or even a NIMO insolvency would not have a material adverse effect on its consolidated financial results of operations.

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

Results  of  Operations for Three and Six Months Ended  June  30,
1997 and 1996:

Operating revenue increased in the second quarter of 1997 to $505,922 from $104,735 for the same period in 1996, a 383.0%
increase. The acquisition of Northern accounted for $355,578 of this increase. The remainder of the increase is due to the acquisition of Falcon Seaboard as well as the commencement of earnings of Salton Sea IV, Upper Mahiao and Unit I of Malitbog.

For the six month period ended June 30, 1997, operating revenue increased to $1,048,511 from $180,679 for the same period in 1996, a 480.3% increase. The acquisition of Northern accounted for $756,074 of this increase. The remainder of the increase is due to the acquisitions of Falcon Seaboard and the Partnership Interest acquisition as well as the commencement of earnings of Salton Sea IV, Upper Mahiao and Unit I of Malitbog.

The following operating data represents the aggregate capacity and electricity production of the Coso Project:

                        Three Months Ended     Six Months Ended
                             June 30                June 30
                          1997      1996        1997      1996

Overall capacity factor  105.5%    109.5%      105.8%     109.1%

kWh produced
  (in thousands)        553,100   574,100   1,102,700  1,144,000

Capacity NMW (average)      240       240         240        240

The  capacity factor decreased for the three and six months ended
June 30, 1997 compared to the same periods in 1996 due to a scheduled turbine overhaul at BLM in April 1997.


                    CALENERGY COMPANY, INC.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      (in thousands, except per share and per kWh amounts)
               _________________________________

Results  of  Operations for Three and Six Months Ended  June  30,
1997 and 1996: (continued)

The following operating data represents the aggregate capacity and electricity production of the Partnership Project:

                               Three Months EndedSix Months Ended
                                    June 30        June 30
                               1997        1996        1997      1996

Overall capacity factor         98.2%     109.2%     100.0%    103.4%

kWh produced (in thousands)   317,400    353,000    642,700   668,600

Capacity NMW (average)            148        148        148       148

The overall capacity factor for the Partnership Project decreased for the three and six months ended June 30, 1997 compared to the same periods in 1996 due to turbine overhauls at Vulcan and Del
Ranch in April 1997.

The following operating data represents the aggregate capacity and electricity production of the Salton Sea Project:

                          Three Months Ended   Six Months Ended
                                June 30            June 30
                           1997        1996     1997      1996

Overall capacity factor   89.4%      78.7%      94.1%     83.8%

kWh produced
  (in thousands)        233,100    159,700    487,900   315,900

Capacity NMW (weighted
  average)*               119.4       92.9      119.4      86.3

* Weighted average for the commencement of operations at the Salton Sea IV in 1996.

The overall capacity factor for the Salton Sea Project has increased for the three and six months ended June 30, 1997 compared to the same period in 1996 primarily as a result of the commencement of operations at the Salton Sea IV Project and operating efficiencies resulting in greater production at Salton Sea Units I, II and III.


                    CALENERGY COMPANY, INC.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      (in thousands, except per share and per kWh amounts)
               _________________________________


Results  of  Operations for Three and Six Months Ended  June  30,
1997 and 1996:  (continued)

The following operating data represents the aggregate capacity and electricity production of the Gas Plants:

                          Three Months Ended   Six Months Ended
                             June 30               June 30
                         1997        1996        1997      1996

Overall capacity factor   85.5%      87.6%      87.4%     89.5%

kWh produced
  (in thousands)      1,064,200  1,090,885  2,163,150 2,227,305

Installed capacity NMW      570        570        570       570

The capacity factor of the Gas Plants reflects certain contractual curtailments. The capacity factors adjusted for these contractual curtailments are 98.0% and 98.1% for the three and six months ended June 30, 1997, compared with 99.4% and 99.7% for the same periods in 1996.

Interest and other income increased in the second quarter of 1997 to $19,072 from $11,059 for the same period in 1996, a 72.5% increase. For the six months ended June 30, 1997, interest and other income increased to $42,459 from $25,471 for the same period in 1996, a 66.7% increase. These increases are primarily due to interest earned by Northern and equity earnings from Saranac.

Cost of sales relates primarily to Northern's purchases of electricity for resale.

Operating expense increased in the second quarter of 1997 to $70,122 from $22,431 for the same period in 1996, a 212.6%
increase. For the six months ended June 30, 1997, operating expense increased to $147,208 from $41,387 for the same period in 1996, a 255.7% increase. These increases are primarily due to the acquisitions of Northern, Falcon Seaboard and the Partnership Interest as well as the commencement of operations at Salton Sea IV, Upper Mahiao and Unit I of Malitbog.

General and administration costs increased in the second quarter of 1997 to $12,005 from $5,117 for the same period in 1996, a 134.6% increase. For the six months ended June 30, 1997, general and administrative costs increased to $25,492 from $9,296, a 174.2% increase. The increase is primarily due to the administration costs at Northern.



                     CALENERGY COMPANY, INC.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      (in thousands, except per share and per kWh amounts)
               _________________________________

Results  of  Operations for Three and Six Months Ended  June  30,
1997 and 1996:  (continued)

Royalty expenses increased in the second quarter of 1997 to $6,758 from $5,896 for the same period in 1996, a 14.6% increase. For the six months ended June 30, 1997, royalty expenses increased to $13,283 from $10,271 for the same period in 1996, a 29.3% increase. These increases are primarily due to the commencement of operations at Salton Sea IV.

Depreciation and amortization increased in the second quarter of 1997 to $70,456 from $25,660 for the same period in 1996, a 174.6% increase. For the six months ended June 30, 1997, depreciation and amortization increased to $137,912 from $43,713 for the same period in 1996, a 215.5% increase. These increases are primarily due to the acquisitions of Northern and Falcon Seaboard, and the commencement of operations at the Philippine projects and Salton Sea IV.

Loss on equity investment in Casecnan reflects the Company's construction period share of interest expense in excess of capitalized interest and interest income at the Casecnan Project.

Interest expense, less amounts capitalized, increased in the second quarter of 1997 to $58,006 from $25,123 for the same period in 1996, a 130.9% increase. For the six months ended June 30, 1997, interest expense, less amounts capitalized, increased to $119,506 from $47,996, a 149.0% increase. These increases are primarily due to the acquisition of Northern, the greater average outstanding debt and the decrease in capitalized interest due to the commencement of operations at Salton Sea IV and the Philippine projects.

Dividends on convertible preferred securities reflect financial expense related to these securities which were issued in April
1996 and February 1997.

The provision for income taxes increased in the second quarter of 1997 to $24,342 from $9,040 for the same period in 1996, a 169.3%
increase. For the six months ended from June 30, 1997, provision for income taxes increased to $46,591 from $15,537 for the same period in 1996, a 199.9% increase. These increases are due to higher income before taxes and an increase in the effective tax rate due to the acquisition of Northern.

Net income available for common stockholders increased in the second quarter of 1997 to $30,889 or $.47 per share from $19,272 or $.35 per share for the same period in 1996. For the six months ended June 30, 1997, net income increased to $58,337 or $.89 per share from $33,733, or $.62 per share for the same period in 1996.

Liquidity and Capital Resources:

The Company's cash and cash equivalents were $406,241 at June 30, 1997 as compared to $424,500 at December 31, 1996. In addition, the Company's share of joint venture cash and investments retained in project control accounts at June 30, 1997 and
December 31, 1996 was $4,072 and $48,083, respectively. Distributions out of the project control accounts are made monthly to the Company for operations and maintenance and capital costs and semiannually to each Coso Project partner for profit sharing under a prescribed calculation subject to mutual



                    CALENERGY COMPANY, INC.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      (in thousands, except per share and per kWh amounts)
               _________________________________

Liquidity and Capital Resources:  (continued)

agreement by the partners. The Company recorded separately restricted cash of $84,640 and $107,143 at June 30, 1997 and December 31, 1996, respectively. The restricted cash balance as of June 30, 1997 is comprised primarily of amounts deposited in restricted accounts from which the Company will source its equity contribution requirements relating to the Mahanagdong Project, fund certain capital improvements at the Imperial Valley Project, fund the Coso Project royalty payment and the Company's proportionate share of the Power Resources Project, the Upper Mahiao Project and the Malitbog Project cash reserves for debt service reserve funds. Also, the Company had $5,958 and $4,921 of short term investments as of June 30, 1997 and December 31, 1996, respectively.

As of June 30, 1997, the Company holds 189 shares of treasury stock at a cost of $5,687 to provide shares for issuance under the Company's employee stock option and share purchase plan and other outstanding convertible securities. The repurchase plan attempts to minimize the dilutive effect of the additional shares issued under these plans.

On August 12, 1997, a subsidiary of the Company completed a private placement (with certain shelf registration rights) of $225,000 aggregate amount of 6 1/2% Trust Convertible Preferred Securities (the "6 1/2% Trust Securities"). In addition, an option to purchase an additional 900 of the 6 1/2% Trust Securities, or $45,000 aggregate amount, may be exercised by the initial purchasers to cover overallotments in connection with the placement. Each 6 1/2% Trust Security has a liquidation preference of fifty dollars and is convertible at any time at the option of the holder into 1.047 shares of Company Common Stock (equivalent to a conversion price of $47.75 per common share) subject to adjustments in certain circumstances.

On July 15, 1997, the Company advised New York State Electric & Gas Corporation ("NYSEG") of its intention to commence a tender offer (the "Tender Offer") to acquire that number of shares ("NYSEG Shares") of common stock, par value $6.66 2/3 per share, of NYSEG which, together with the NYSEG Shares beneficially owned by the Company, would represent 9.9% of the total number of NYSEG Shares outstanding. On July 18, 1997 CE Electric (NY), Inc. a wholly owned subsidiary of the Company (the "Purchaser"), commenced the Tender Offer at a cash price of $24.50 per share.



                     CALENERGY COMPANY, INC.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      (in thousands, except per share and per kWh amounts)
                ________________________________

Liquidity and Capital Resources:  (continued)

The Company also advised NYSEG on July 15, 1997 that it was prepared to negotiate a consensual merger (the "Proposed Merger") in which each outstanding NYSEG Share would be exchanged for $27.50 in cash. NYSEG's Board of Directors has recommended that NYSEG Shareholders reject the Tender Offer and the Proposed Merger.

On August 5, 1997, the Company and certain affiliated capital funding trusts also filed with the Securities and Exchange Commission a shelf registration statement covering up to $1.5 billion of common stock, preferred stock and debt securities which may be sold from time to time for various purposes.

On August 6, 1997, the Company and the Purchaser announced that it had executed fully underwritten financing commitments to fund the Company's proposed merger with NYSEG or a possible subsequent tender offer and a related merger that may be consumated subsequent to such Tender Offer.

The financing commitments entered into by the Company and the Purchaser relate to the following facilities:

*     An amended and restated $250 million Company credit facility.
*     A new $150 million Company revolving credit facility.
* A $500 million bridge financing facility, if required and to the extent the net proceeds from certain possible future offerings result in less than $500 million of net proceeds to the Company.
* $1.0 billion Purchaser credit facilities comprised of a $650 million five-year term loan and a $350 million five-year revolving credit facility.

The Company presently intends to effect certain equity and debt securities offerings on a prompt basis (subject to market conditions), in which case drawings under the bridge facility may not be required. The equity component of such future offerings is not currently expected to exceed approximately $550 million.

On February 26, 1997, a subsidiary of the Company completed a private placement (with certain shelf registration rights) of $150,000 aggregate amount of 6 1/4% Trust Convertible Preferred Securities ("Trust Securities"). In addition, an option to purchase an additional 600 Trust Securities, or $30,000 aggregate amount, was exercised by the initial purchasers to cover over-allotments in connection with the placement. Each Trust Security has a liquidation preference of fifty dollars and is convertible at any time at the option of the holder into 1.1655 shares of Company Common Stock (equivalent to a conversion price of $42.90 per common share) subject to adjustments in certain circumstances.

The Company and PKS contributed to CE Electric approximately $410,000 and $176,000, respectively, of the approximately $1,300,000 required to acquire all of Northern's ordinary and preference shares in connection with the Northern Tender Offer. The Company obtained such funds from cash on hand, short-term borrowings, and borrowings of approximately $100,000 under a Credit Agreement entered on October 28, 1996 (the "CalEnergy Credit Facility"). The Company has repaid the entire CalEnergy Credit Facility through the use of proceeds of the



                     CALENERGY COMPANY, INC.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      (in thousands, except per share and per kWh amounts)
               _________________________________

Liquidity and Capital Resources:  (continued)

Trust Securities offering. The remaining funds necessary to consummate the Northern Tender Offer will be provided from a 560,000 pounds ($932,176) Term Loan and Revolving Facility Agreement, dated as of October 28, 1996 (the "U.K. Credit Facility") obtained by CE Electric UK Holdings. The Company has not guaranteed, nor is it otherwise subject to recourse for, amounts borrowed under the U.K. Credit Facility. As of June 30, 1997, CE Electric UK Holdings had borrowed approximately 405,000 pounds ($674,163) under the U.K. Credit Facility to pay for Northern ordinary and preference shares purchased to date, including relevant costs.

On July 31, 1997, the United Kingdom Parliament passed the windfall tax to be levied on privatized utilities, including Northern, which will result in a third quarter charge to net income of approximately $136 million and is payable in two equal installments.

In November 1995, the Company closed the financing and commenced construction of the Casecnan Project, a combined irrigation and 150 net MW hydroelectric power generation project (the "Casecnan Project") located in the central part of the island of Luzon in the Republic of the Philippines.

CE Casecnan Water and Energy Company, Inc., a Philippine Corporation ("CE Casecnan") which is presently indirectly owned as to approximately 35% of its equity by the Company and approximately 35% indirectly owned by PKS, is developing the Casecnan Project. CE Casecnan financed a portion of the costs of the Casecnan Project through the issuance of $125,000 of its 11.45% Senior Secured Series A Notes due 2005 and $171,500 of its 11.95% Senior Secured Series B Bonds due 2010 and $75,000 of its Secured Floating Rate Notes due 2002, pursuant to an indenture dated as of November 27, 1995, as amended to date.

The Casecnan Project was being constructed pursuant to a fixed-price, date-certain, turnkey construction contract (the "Hanbo Contract") on a joint and several basis by Hanbo Corporation ("Hanbo") and Hanbo Engineering and Construction Co. Ltd. ("HECC"), both of which are South Korean corporations. As of May 7, 1997, CE Casecnan terminated the Hanbo Contract due to defaults by Hanbo and HECC including the insolvency of each such company. CE Casecnan entered into a new turnkey engineering, procurement and construction contract to complete the construction of the Casecnan Project (the "Replacement Contract"). The work under the Replacement Contract will be conducted by a consortium of contractors and subcontractors including Siemens A.G., Sulzer Hydro Ltd., Black & Veatch and Colenco Power Engineering Ltd. and will be headed by Cooperativa Muratori Cementisti CMC di Ravenna and Impressa Pizzarottie & C. Spa. (collectively, the "Replacement Contractor").

In connection with the Hanbo Contract termination CE Casecnan tendered a certificate of drawing to Korea First Bank ("KFB") on May 7, 1997 under the irrevocable standby letter of credit issued by KFB as security under the Hanbo Contract to pay for certain transition costs and other presently ascertainable damages under the Hanbo Contract. As a result of KFB's dishonor of the draw request, CE Casecnan filed an action in New York State Court. That Court granted CE Casecnan's request for a temporary restraining order requiring KFB to



                     CALENERGY COMPANY, INC.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      (in thousands, except per share and per kWh amounts)
               _________________________________

Liquidity and Capital Resources:  (continued)

deposit $79,329, the amount of the requested draw, in an interest bearing account with an independent financial institution in the United States. KFB appealed this order, but the appellate court denied KFB's appeal and on May 19, 1997, KFB transferred funds in the amount of $79,329 to a segregated New York bank account pursuant to the Court order.

On August 6, 1997, CE Casecnan announced that it had issued a notice to proceed to the Replacement Contractor. The Replacement Contractor was already on site and is expected to immediately fully mobilize and commence engineering, procurement and construction work on the Casecnan Project. The receipt of the letter of credit funds from KFB remains essential and CE Casecnan will continue to press KFB to honor its clear obligations under the letter of credit and to pursue Hanbo and KFB for any additional damages arising out of their actions to date.

In August 1994, the Company closed the financing for the 165 net MW Mahanagdong Project located in the Philippines (the "Mahanagdong Project"). The total project cost for the facility is approximately $320,000. The capital structure consists of a term loan of $240,000 and approximately $80,000 in equity contributions. The Overseas Private Investment Corporation ("OPIC") and a consortium of international commercial lenders are providing the construction debt financing facility. The debt provided by the commercial lenders is insured against political risk by the Export-Import Bank of the United States ("Ex-Im
Bank"). Ten year term debt financing (which will replace the construction debt) will be provided by Ex-Im Bank and by OPIC. As of June 30, 1997, the Company's proportionate share of draws on the construction loan totaled $83,421 and equity investments made by a subsidiary of the Company totaled $40,840. OPIC is providing political risk insurance on the equity. The Mahanagdong Project was deemed complete as of July 25, 1997. As with the Upper Mahiao Project, the Mahanagdong Project is structured as a ten year BOOT, in which the Company will be responsible for implementing construction of the geothermal power plant and, as owner, for providing operations and maintenance for the ten year BOOT period. After a ten year cooperation period, and the recovery by the Company of its capital investment plus incremental return, the plant will be transferred to PNOC-EDC at no cost.

The electricity generated by the Mahanagdong Project will be sold to PNOC-EDC, on a "take or pay" basis, which is also responsible for supplying the facility with the geothermal steam. The terms of the Mahanagdong ECA are substantially similar to those of the Upper Mahiao ECA. All of PNOC-EDC's obligations under the Mahanagdong ECA are supported by the Government of the Philippines through a performance undertaking. The capacity fees are expected to be approximately 97% of total revenues at the design capacity levels and the energy fees are expected to be approximately 3% of such total revenues. The Mahanagdong Project is owned and operated by CE Luzon Geothermal Power Company, a Philippine corporation, that is expected to be owned as follows:
45% by the Company, 45% by PKS, and up to 10% by another industrial company.



                     CALENERGY COMPANY, INC.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      (in thousands, except per share and per kWh amounts)
               _________________________________

Liquidity and Capital Resources:  (continued)

In December 1994, financing was closed and construction commenced on the Malitbog Project, a 216 net MW geothermal project, to be constructed in two phases, 72 net MW in 1996 and 144 net MW in 1997, located on the island of Leyte (the "Malitbog Project"). The Malitbog Project is being built and will be owned and operated by Visayas Geothermal Power Company ("VGPC"), a Philippine general partnership that is wholly owned, indirectly, by the Company. Unit I of the Malitbog Project was deemed complete by PNOC-EDC as of July 25, 1996. Units II and III were deemed complete in July 1997. During deemed completion, PNOC-EDC is required to pay, and has been paying, all capacity fees under the take or pay provisions of the Malitbog ECA. VGPC is selling 100% of its capacity to PNOC-EDC, which will in turn sell the power to the NPC.

The Malitbog Project has a total project cost of approximately $280,000, including interest during construction and project contingency costs. A consortium of international lenders and OPIC have provided a total of $210,000 of construction and term loan facilities. The $135,000 international commercial bank portion is supported by political risk insurance from OPIC. As of June 30, 1997, draws on the construction loan totaled $162,344, and equity investments made by subsidiaries of the Company totaled $70,000. The Company's equity participation is covered by political risk insurance from OPIC. As with the Upper Mahiao Project, the Malitbog Project is structured as a ten year BOOT, in which the Company will be responsible for implementing construction of the geothermal power plant and, as owner, for providing operations and maintenance for the ten year BOOT period. After a ten year cooperation period, and the recovery by the Company of its capital investment plus incremental return, the plant will be transferred to PNOC-EDC at no cost.

On December 2, 1994, a subsidiary of the Company, Himpurna California Energy Ltd. ("HCE") executed a joint operation contract (the "Dieng JOC") for the development of the geothermal steam field and geothermal power facilities at the Dieng geothermal field, located in Central Java (the "Dieng Project") with Perusahaan Pertambangan Minyak Dan Gas Bumi Negara ("Pertamina"), the Indonesian national oil company, and executed a "take-or-pay" energy sales contract (the "Dieng ESC") with both Pertamina and P.T. PLN (Persero) ("PLN"), the Indonesian national electric utility. HCE was formed pursuant to a joint development agreement with P.T. Himpurna Enersindo Abadi ("P.T. HEA"), its Indonesian partner, which is a subsidiary of Himpurna, an association of Indonesian military veterans, whereby the Company and P.T. HEA have agreed to work together on an exclusive basis to develop the Dieng Project (the "Dieng Joint Venture"). The Dieng Joint Venture is structured with subsidiaries of the Company holding an approximate 47% interest (including certain assignments of dividend rights representing an

                     CALENERGY COMPANY, INC.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      (in thousands, except per share and per kWh amounts)
               _________________________________

Liquidity and Capital Resources:  (continued)

economic  interest  of 2%), and subsidiaries of  PKS  holding  an approximate 47% interest (including certain assignments of dividend rights representing an economic interest of 2%) and P.T. HEA holding a 6% interest in the Dieng Project. The construction contractor for the Dieng Unit I project, a joint venture of PKS and Holt, is on schedule to complete the Unit I plant and commence commercial operation by the fourth quarter of 1997.

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

Pursuant to the Dieng ESC, PLN agreed to purchase and pay for all of the Dieng Project's capacity and energy output on a "take or pay" basis regardless of PLN's ability to accept such energy made available from the Dieng Project for a term equal to that of the Dieng JOC. The price paid for electricity includes a base energy price per kWh multiplied by the number of kWhs the plants deliver or are "capable of delivering," whichever is greater. Energy price payments are also subject to adjustment for inflation. PLN will also pay a capacity payment based on plant capacity. All such payments are payable in U.S. dollars.

HCE began well testing in the fourth quarter of 1995 and issued a notice to proceed for the construction and supply of an initial 55 net MW unit ("Dieng Unit I") in the first quarter of 1996. PT Kiewit/Holt Indonesia, a consortium consisting of Kiewit Construction Group, Inc., a subsidiary of PKS ("KCG") and Holt, will construct Dieng Unit I pursuant to a fixed price, date certain, turnkey construction contract ("Construction Contract"). Affiliates of KCG and Holt will provide the engineered supply with respect to Dieng Unit I pursuant to a fixed price, date certain, turnkey supply contract ("Supply Contract"). The Construction Contract and Supply Contract are sometimes referred to herein as the "Dieng EPC" and KCG, Holt and their affiliates party to the Construction Contract and Supply Contract are sometimes referred to herein,


                     CALENERGY COMPANY, INC.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      (in thousands, except per share and per kWh amounts)
               _________________________________

Liquidity and Capital Resources:  (continued)

collectively, as the "Construction Consortium." The obligations of the Construction Consortium under the Construction and Supply Contracts are supported by a guaranty of KCG and Holt. KCG is the lead member of the Construction Consortium, with a 60% interest. HCE will be responsible for operating and managing the Dieng Project.

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

The Dieng field has been explored domestically for over 20 years and Holt has been active in the area for more than five years. Pertamina has drilled a total of 27 wells to date. The Company has a significant amount of data, which it believes to be reliable as to the production capacity of the field. However, a number of significant steps, both financial and operational, must be completed before the Dieng Project can proceed further. These steps, none of which can be assured, include completing the drilling of wells and the constructing of the plant for Dieng Unit I and obtaining required regulatory permits and approvals, completing the well testing, entering into a construction agreement and other project contracts, and arranging financing for the other units at Dieng.

On June 12, 1997, the Company announced that its special-purpose subsidiary, CE Indonesia Funding Corp., entered into a $400 million revolving credit facility (which is nonrecourse to the Company) to finance the development and construction of the Company's geothermal power facilities at Dieng and Patuha sites in Indonesia.

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

The Company is actively seeking to develop, construct, own and operate new energy projects, both domestically and internationally, the completion of any of which is subject to substantial risk. Development can require the Company to expend significant sums for preliminary engineering, permitting, fuel supply, resource exploration, legal and other expenses in preparation for competitive bids which the Company may not win or before it can be determined whether a project is feasible, economically attractive or capable of being financed. Successful development and construction is contingent upon, among other things, negotiation on terms satisfactory to the Company of engineering, construction, fuel supply and power sales contracts with other project participants, receipt of required governmental permits and consents and timely implementation of construction. Further, there can be no assurance that the Company, which is substantially leveraged, will obtain access to the substantial debt and equity capital required to continue to develop and construct projects or to refinance projects. The Company's future growth is dependent, in large part, upon the demand for significant amounts of additional electrical generating capacity and its ability to obtain contracts to supply portions of this capacity. There can be no assurance that development efforts on any particular project, or the Company's efforts generally, will be successful.

The Company believes the international independent power market holds the majority of new opportunities for financially attractive private power development in the next several years. The financing, construction and development of projects outside the United States entail significant political and financial risks (including, without limitation, uncertainties associated with first time privatization efforts in the countries involved, currency exchange rate fluctuations, currency repatriation restrictions, political instability, civil unrest and expropriation) and other structuring issues that have the potential to cause substantial delays or material impairment of value to the project being developed, which the Company may not be fully capable of insuring against. The uncertainty of the legal environment in certain foreign countries in which the Company may develop or acquire projects could make it more difficult for the Company to enforce its rights under agreements relating to such projects. In addition, the laws and regulations of certain countries may limit the ability of the Company to hold a majority interest in some of the projects that it may develop or acquire. The Company's international projects may, in certain cases, be terminated by a government. Projects in operation, construction and development are subject to a number of uncertainties more specifically described in the Company's Form 8-K, dated February 25, 1997, filed with the Securities and Exchange Commission.


                    CALENERGY COMPANY, INC.
                  PART II - OTHER INFORMATION

Item 1 -  Legal proceedings.

     As of June 30, 1997, there are no material outstanding lawsuits; however see Note 7, Commitments and Contingencies.

Item 2 -  Changes in Securities.

     Not applicable.

Item 3 -  Defaults on Senior Securities.

     Not applicable.

Item 4 -  Submission of Matters to a Vote of Security Holders.

              a. The Company's Annual Meeting of Stockholders was held on May 15, 1997.

              b.     Directors  elected at the  Company's  Annual
                     Meeting of Stockholders on May 15, 1997 are named below as follows:

                   David H. Dewhurst         (Class II)
                   Richard R. Jaros          (Class II)
                   David R. Morris           (Class II)
                   Neville G. Trotter        (Class II)
                   Edgar D. Aronson          (Class III)
                   Bernard W. Reznicek       (Class III)

                    Directors whose term of office as a Director continued after the meeting are named below as follows:

                   Judith E. Ayres
                   James Q. Crowe
                   Richard K. Davidson
                   Walter Scott, Jr.
                   John R. Shiner
                   David L. Sokol
                   David E. Wit

              c. The meeting proposals were voted on at the annual meeting:

               (i)   Proposal  1  -    Election of Directors
                     (with terms expiring at the 2000 annual
                     meeting for the class II directors  and
                     at the 1998 annual meeting for the class
                     III directors.


                     CALENERGY COMPANY, INC.
                   PART II - OTHER INFORMATION


                                                          Withholding
                     Nominees                    For       Authority

                David H. Dewhurst           56,795,916       280,900
                Richard R. Jaros            56,791,399       285,417
                David R. Morris             56,800,386       276,430
                Neville G. Trotter          56,794,159       282,657
                Edgar D. Aronson            56,797,297       279,519
                Bernard W. Reznicek         56,799,936       276,880

               (ii)    Proposal  2  -  Amend  the  Company's
                       Restated Certificate of Incorporation to increase the number of authorized shares to 180,000,000 from 80,000,000.

                      Such proposal passed with 50,438,905
                      affirmative  votes.   6,478,527 votes were   cast
                      against such proposal with 159,384 shares abstaining.

              (iii) Proposal 3 - Ratification of an amendment of the Company's Stock Option Plan to increase the aggregate number of option shares that are available for grant under the plan by 2,000,000.

                       Such proposal passed with 50,744,062
                       affirmative votes.   6,109,161 votes were cast against
                       such proposal with 223,593 shares abstaining.

               (iv) Proposal 4 - Ratification of the appointment of Deloitte & Touche LLP as independent auditors for the fiscal year 1997.

                       Such proposal passed with 56,895,677
                       affirmative  votes.   45,029 votes were cast against
                       such proposal with 136,110 shares abstaining.

Item 5 -  Other Information.

     Not applicable.

Item 6 -  Exhibits and Reports on Form 8-K.

  (a)  Exhibits:

     Exhibit 11 - Calculation of earnings per share.

     Exhibit 15 - Awareness letter of Independent Accountants.

     Exhibit 27 - Financial Data Schedule.


                     CALENERGY COMPANY, INC.
                  PART II - OTHER INFORMATION

(b)    Reports on Form 8-K:

        During the quarter ended June 30, 1997 the Company filed the following:

        (i) Form 8-K dated May 7, 1997 reporting its indirect subsidiary CE Casecnan's termination of the Hanbo contract and finalization of the replacement contract.

        (ii)Form 8-K dated May 20, 1997 reporting that Korea First Bank ("KFB") has funded the amount of $79,329,000 into a New York bank account pending resolution of CE Casecnan's summary judgment motion to require KFB to honor draw on its letter of credit.


                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         CALENERGY COMPANY, INC.


Date: August 14, 1997       /s/  Gregory E. Abel
                            Gregory E. Abel
                            President and Chief Operating Officer,
                            CalEnergy Europe and
                            Chief Accounting Officer, CalEnergy
                            Company, Inc.


                            /s/  Craig M. Hammett
                            Craig M. Hammett
                            Vice President and
                            Chief Financial Officer



                         EXHIBIT INDEX

Exhibit                                               Page
  No.                                                  No.


11        Calculation of Earnings Per Share            37

15        Awareness Letter of Independent Accountants  38

27        Financial Data Schedule                      39


                                                       Exhibit 11

                     CALENERGY COMPANY, INC.

         CALCULATION OF EARNINGS PER SHARE IN ACCORDANCE
              WITH INTERPRETIVE RELEASE NO. 34-9083

         (dollars in thousands, except per share amounts)
                       ___________________

                                Three Months Ended       Six Months Ended
                                      June 30                  June 30
                                  1997       1996          1997       1996
Actual weighted average shares
outstanding for the period      63,531,050  52,056,951  63,520,792  51,608,292

Dilutive stock options and warrants
using average market prices      2,468,737   3,346,753   2,311,837   3,227,441

Primary shares outstanding      65,999,787  55,403,704  65,832,629  54,835,733

Additional dilutive stock options
using ending market price and
assuming conversion of convertible
debt, convertible subordinated
debenture and convertible preferred
securities of subsidiary
trusts                          7,726,679  11,068,567   6,436,598    9,890,187

Fully dilutive shares
  outstanding                  73,726,466  66,472,271  72,269,227   64,725,920

Net income available for
   common  stockholders       $    30,889 $    19,272  $   58,337  $    33,733

Primary earnings per share    $       .47 $       .35  $      .89  $       .62

Fully diluted earnings per share
based on SEC interpretive release
No. 34-9083*                  $       .46 $       .33  $      .87  $       .59

*Net income available for common stockholders for the three and six months ended June 30, 1997 was increased by dividends on convertible preferred securities of subsidiary trusts, net of tax effect, of $2,751 and $4,416, respectively. Net income available for common stockholders for the three and six months ended June
30, 1996 was increased by the interest expense associated with the convertible debt and convertible subordinated debentures and dividends on convertible preferred securities of subsidiary trusts, net of tax effect, of $2,573 and $4,272, respectively.


                                                       Exhibit 15





CalEnergy Company, Inc.
Omaha, Nebraska

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of CalEnergy Company, Inc. for the three and six month periods ended June 30, 1997 and 1996 as indicated in our report dated August 12, 1997; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, is incorporated by reference in Registration Statements No. 33-41152, No. 33-52147 and No. 333-30395 on Form S-8 and
Registration Statements No. 35-51363 and No. 333-32821 on Form S-
3.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act, is not considered a part of a Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.



DELOITTE & TOUCHE LLP
Omaha, Nebraska
August 14, 1997