Form 10-Q/A
period 1997-11-13
CALENERGY CO INC
filed 1997-11-14
CIK 720556

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON D.C.  20549

                     ______________________

                           FORM 10-Q

      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended

                       September 30, 1997

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

82,242,434 shares of Common Stock, $0.0675 par value were outstanding as of October 31, 1997.

                     CALENERGY COMPANY, INC.

                           Form 10-Q

                       September 30, 1997
                         _____________

                        C O N T E N T S

PART I:  FINANCIAL INFORMATION                                            Page

Item 1.        Financial Statements

Independent Accountants' Report                                             3

Consolidated Balance Sheets, September 30, 1997 and December  31,
1996                                                                        4

Consolidated Statements of Operations for the Three and Nine
 Months Ended September 30, 1997 and 1996                                   5

Consolidated Statements of Cash Flows for the
 Nine Months Ended September 30, 1997 and 1996                              6

Notes to Consolidated Financial Statements                                  7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                    16

PART II:  OTHER INFORMATION

Item 1.   Legal Proceedings                                                33
Item 2.   Changes in Securities                                            33
Item 3.   Defaults on Senior Securities                                    33
Item 4.   Submission of Matters to a Vote of Security Holders              33
Item 5.   Other Information                                                33
Item 6.   Exhibits and Reports on Form 8-K                                 33

Signatures                                                                 35

Exhibit Index                                                              36

INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors and Stockholders
CalEnergy Company, Inc.
Omaha, Nebraska

We have reviewed the accompanying consolidated balance sheet of CalEnergy Company, Inc. and subsidiaries as of September 30, 1997, and the related consolidated statements of operations for the three and nine month periods ended September 30, 1997 and 1996 and the related consolidated statements of cash flows for the nine month periods ended September 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

DELOITTE & TOUCHE LLP
Omaha, Nebraska
October 13, 1997

                     CALENERGY COMPANY, INC.

                  CONSOLIDATED BALANCE SHEETS
            (in thousands, except per share amounts)
                ________________________________



                                      September 30    December 31
                                          1997            1996
                                       (unaudited)
ASSETS
Cash and cash equivalents           $      677,313  $   424,500
Joint venture cash and investments          37,589       47,764
Restricted cash                            125,533      106,968
Short-term investments                       1,481        4,921
Accounts receivable                        332,991      342,307
Properties, plants, contracts and
 equipment, net                          3,517,989    3,225,496
Excess of cost over fair value of
 net assets acquired, net                  979,172      790,920
Equity investments                         236,539      238,856
Deferred charges and other assets          476,432      448,424

 Total assets                        $   6,385,039 $  5,630,156

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable                    $      161,968 $    218,164
Other accrued liabilities                1,166,317      668,612
Parent company debt                        953,831    1,146,685
Subsidiary and project debt              2,187,907    1,678,392
Deferred income taxes                      345,711      469,199

 Total liabilities                       4,815,734    4,181,052

Deferred income                             28,044       29,067
Company-obligated mandatorily redeemable
  convertible preferred securities of
  subsidiary trusts                        553,930      103,930
Preferred securities of subsidiary          56,387      136,065
Minority interest                          125,834      299,252
Common stock and options subject to
  redemption (Note 9)                      654,736            -

Stockholders' equity:
Preferred stock - authorized 2,000
  shares, no par value                          -            -
Common stock - par value $0.0675 per
  share, authorized 180,000 shares,
  issued 63,880 and 63,747 shares,
  outstanding 63,136 and 63,448 at
  September 30, 1997 and
  December 31, 1996, respectively            4,312        4,303
Additional paid in capital                 561,263      563,567
Retained earnings                          266,415      297,520
Common stock and options subject to
  redemption (Note 9)                     (654,736)           -
Treasury stock - 744 and 299 common
  shares at September 30, 1997 and
  December 31, 1996, respectively,
  at cost                                  (26,068)      (8,787)
Unearned compensation-restricted stock        (475)      (5,471)
Unrealized gain on investments, net          9,035            -
Cumulative effect of foreign currency
  translation adjustment                    (9,372)      29,658
  Total stockholders' equity                150,374     880,790

  Total liabilities and stockholders'
  equity                             $    6,385,039 $ 5,630,156


 The accompanying notes are an integral part of these financial statements.

                    CALENERGY COMPANY, INC.

             CONSOLIDATED STATEMENTS OF OPERATIONS
            (in thousands, except per share amounts)
               ____________(unaudited)___________


                                 Three Months Ended      Nine Months Ended
                                    September 30            September 30

                                  1997        1996        1997       1996
Revenues:
Operating revenue            $  527,896  $  165,487  $  1,576,407 $  346,166
Interest and other income        23,997      13,561        66,456     39,032

Total revenues                  551,893     179,048     1,642,863    385,198

Costs and expenses:
Cost of sales                   239,081           -       758,011          -
Operating expense                82,513      40,182       243,004     91,840
General and administration       12,068       6,518        37,560     15,814
Depreciation and amortization    69,877      36,587       207,789     80,300
Loss on equity investment in
  Casecnan                        1,364       1,192         5,321      3,966
Interest expense                 73,840      45,017       216,106    116,521
Less interest capitalized       (10,843)     (7,951)      (33,603)   (31,459)

Total costs and expenses        467,900     121,545     1,434,188    276,982

Income before income taxes       83,993      57,503       208,675    108,216

Provision for income taxes       27,929      18,325        74,520     33,862

Income before minority interest  56,064      39,178       134,155     74,354

Minority interest                 9,656       1,624        29,410      3,067

Net income before
  extraordinary item             46,408      37,554       104,745     71,287

Extraordinary item, net of
  minority interest
  of $58,222                   (135,850)          -      (135,850)         -

Net income (loss) available for
  common stockholders        $  (89,442)  $  37,554   $   (31,105) $  71,287

Net income per share before
  extraordinary item         $      .71   $     .67   $      1.59  $    1.29

Extraordinary item                (2.07)          -         (2.06)         -

Net income (loss) per share-
  primary                    $    (1.36)  $     .67   $      (.47)  $   1.29

Average number of common and common
  equivalent shares outstanding  65,678      56,296        65,765     55,362

Fully diluted net income
  per share                  $      .66   $     .59   $      1.54   $   1.18
  before extraordinary item

Fully diluted shares outstanding 76,429      67,740        73,592     66,397
  before extraordinary item

Net income (loss) per share -
  fully  diluted             $    (1.36)  $     .59   $     (.47)  $    1.18

Fully diluted shares             65,678      67,740       65,765      66,397

 The accompanying notes are an integral part of these financial statements.

                      CALENERGY COMPANY, INC.

             CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (in thousands)
                          (unaudited)

                                                     Nine Months Ended
                                                        September 30
                                                     1997         1996
Cash flows from operating activities:
Net income (loss)                                $   (31,105)  $   71,287
Adjustments to reconcile net cash flow from
  operating activities:
Depreciation and amortization                        187,813       73,873
Amortization of excess of cost over fair
  value of net assets acquired                        19,976        6,427
Amortization of deferred financing and other costs    26,858       45,325
Provision for deferred income taxes                   46,502       16,188
Loss (income) on equity investments                   (9,774)         968
Loss applicable to minority interest                 (42,767)           -
Changes in other items:
Accounts receivable                                    8,608      (34,372)
Accounts payable and accrued liabilities             112,356        3,924
Deferred income                                       (7,704)        (788)

Net cash flows from operating activities             310,763      182,832

Cash flows from investing activities:
Purchase of Northern Electric, Falcon and
  Partnership Interest, net of cash acquired        (631,808)    (264,621)
Distributions from equity investments                 18,793        4,505
Philippine construction                              (21,351)    (121,312)
Indonesian construction                              (87,742)     (48,721)
Exploration and other development costs               (9,757)      (3,746)
Capital expenditures relating to operations         (116,130)     (60,816)
Salton Sea IV construction                                 -      (57,513)
Decrease in short-term investments                     2,494       31,326
Decrease (increase) in restricted cash               (18,565)      75,926
Decrease in other assets                              67,144        4,866

Net cash flows from investing activities            (796,922)    (440,106)

Cash flows from financing activities:
Proceeds from issuance of convertible
  preferred securities of subsidiary trust           450,000      103,930
Proceeds from parent company debt                          -      259,136
Repayment of parent company debt                    (195,000)           -
Proceeds from subsidiary and project debt            603,392      275,725
Repayments of subsidiary and project debt            (74,409)    (164,977)
Proceeds from sale of common and treasury
  stock and exercise of options                        6,495       13,950
Decrease in amounts due from joint ventures           22,705        8,666
Deferred charges relating to debt financing          (21,589)     (14,212)
Purchase of treasury stock                           (23,767)      (3,221)

Net cash flows from financing activities             767,827      478,997

Effect of exchange rate changes, net                 (39,030)           -

Net increase in cash and cash equivalents            242,638      221,723

Cash and cash equivalents at beginning of period     472,264      149,704

Cash and cash equivalents at end of period       $   714,902   $  371,427

Supplemental disclosures:
Interest paid, net of amount capitalized         $   211,318   $   48,477

Income taxes paid                                $    27,990   $   17,790

The accompanying notes are an integral part of these financial  statements.

                    CALENERGY COMPANY, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (in thousands, except per share and per kWh amounts)
                ________________________________


1.   General:

In the opinion of management of CalEnergy Company, Inc. (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1997 and the results of operations for the three and nine months ended September 30, 1997 and 1996, and cash flows for the nine months ended September 30, 1997 and 1996.

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

The  results  of operations for the three and nine  months  ended
September 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

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

                    CALENERGY COMPANY, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (in thousands, except per share and per kWh amounts)
                ________________________________


3.   Properties, Plants, Contracts and Equipment:

Properties,   plants,  contracts  and  equipment   comprise   the
following:


                                      September 30,  December 31,
                                           1997          1996
                                       (unaudited)
Operating assets:
Distribution system                    $ 1,177,282   $  928,575
Power plants                             1,452,638    1,277,663
Wells and resource development             391,437      377,731
Power sales agreements                     227,535      227,535
Other assets                               237,784      176,483

Total operating assets                   3,486,676    2,987,987

Less accumulated depreciation and
  amortization                            (439,665)    (271,216)

Net operating assets                     3,047,011    2,716,771

Mineral and gas reserves, net              293,649      270,851
Construction in progress:
  Malitbog                                       -      152,411
  Indonesia                                169,617       81,875
  Other development                          7,712        3,588

Total                                  $ 3,517,989  $ 3,225,496

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

6.   Purchase of Northern Electric:

On December 24, 1996 CE Electric plc ("CE Electric"), which is currently 70% owned indirectly by the Company and 30% owned indirectly by Peter Kiewit Sons', Inc. ("PKS"), acquired majority ownership of the outstanding ordinary share capital of Northern Electric plc ("Northern") pursuant to a tender offer (the "Northern Tender Offer") commenced in the United Kingdom by CE Electric on November 5, 1996. As of March 18, 1997, CE Electric effectively owned 100% of Northern's ordinary shares.

The Company and PKS contributed to CE Electric approximately $410,000 and $176,000, respectively, of the approximately $1,300,000 required to acquire all of Northern's ordinary and preference shares in connection with the Northern Tender Offer. The Company obtained such funds from cash on hand, short-term borrowings, and borrowings of approximately $100,000 under a Credit Agreement entered on October 28, 1996 (the "CalEnergy Credit Facility"). The

                     CALENERGY COMPANY, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (in thousands, except per share and per kWh amounts)
                ________________________________

Company  has repaid the entire CalEnergy Credit Facility  through
the  use  of  proceeds  of  the Trust Securities  offering.   The
remaining funds necessary to consummate the Northern Tender Offer are being provided from a 560,000 pounds ($903,784) Term Loan and Revolving Facility Agreement, dated as of October 28, 1996 (the
"U.K. Credit Facility") obtained by CE Electric UK Holdings.  The
Company has not guaranteed, and it is not otherwise subject to recourse for, amounts borrowed under the U.K. Credit Facility.
As of September 30, 1997, CE Electric UK Holdings had borrowed approximately 405,000 pounds ($653,630) under the U.K. Credit Facility to pay for Northern ordinary and preference shares purchased to date, including related costs.

In  1996,  the  Company also acquired Falcon Seaboard  Resources,
Inc. and the remaining 50% ownership interest in the Edison Mission Energy Partnerships. Unaudited pro forma combined revenue, net income and primary earnings per share before extraordinary item of the Company for the nine months ended September 30, 1997, as if the acquisitions had occurred at the beginning of the year of acquisition after giving effect to certain pro forma adjustments related to the acquisitions were $1,642,863, $105,352 and $1.60 compared to $1,575,511, $50,730, and $.92 for the same period last year.

7.   Commitments and Contingencies:

In November 1995, the Company closed the financing and commenced construction of the Casecnan Project, a combined irrigation and 150 net MW hydroelectric power generation project (the "Casecnan Project") located in the central part of the island of Luzon in the Republic of the Philippines.

CE Casecnan Water and Energy Company, Inc., a Philippine Corporation ("CE Casecnan") which is currently approximately 35% indirectly owned by the Company and currently approximately 35% indirectly owned by PKS, is developing the Casecnan Project. The PKS interest will be purchased by the Company as part of the KDG Acquisition. CE Casecnan financed a portion of the costs of the Casecnan Project through the issuance of $125,000 of its 11.45% Senior Secured Series A Notes due 2005 and $171,500 of its 11.95% Senior Secured Series B Bonds due 2010 and $75,000 of its Secured Floating Rate Notes due 2002, pursuant to an indenture dated as of November 27, 1995, as amended to date.

The Casecnan Project was being constructed pursuant to a fixed-price, date-certain, turnkey construction contract (the "Hanbo Contract") on a joint and several basis by Hanbo Corporation ("Hanbo") and Hanbo Engineering and Construction Co., Ltd. ("HECC"), both of which are South Korean corporations. As of May 7, 1997, CE Casecnan terminated the Hanbo Contract due to defaults by Hanbo and HECC including the insolvency of each such company. CE Casecnan entered into a new turnkey engineering, procurement and construction contract to complete the construction of the Casecnan Project (the "Replacement Contract"). The work under the Replacement Contract is being conducted by a consortium of contractors and subcontractors including Siemens A.G., Sulzer Hydro Ltd., Black & Veatch and Colenco Power Engineering Ltd. and will be headed by Cooperativa Muratori Cementisti CMC di Ravenna and Impressa Pizzarottie & C. Spa (collectively, the "Replacement Contractor").

                     CALENERGY COMPANY, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (in thousands, except per share and per kWh amounts)
                ________________________________

In connection with the Hanbo Contract termination, CE Casecnan tendered a certificate of drawing to Korea First Bank ("KFB") on May 7, 1997 under the irrevocable standby letter of credit issued by KFB as security under the Hanbo Contract to pay for certain transition costs and other presently ascertainable damages under the Hanbo Contract. As a result of KFB's wrongful dishonor of the draw request, CE Casecnan filed an action in New York State Court. That Court granted CE Casecnan's request for a temporary restraining order requiring KFB to deposit $79,329, the amount of the requested draw, in an interest bearing account with an independent financial institution in the United States. KFB appealed this order, but the appellate court denied KFB's appeal and on May 19, 1997, KFB transferred funds in the amount of $79,329 to a segregated New York bank account pursuant to the Court order. If KFB were to fail to honor its obligations under the Casecnan letter of credit, such action could have a material adverse effect on the Casecnan Project and CE Casecnan.

On August 6, 1997, CE Casecnan announced that it had issued a notice to proceed to the Replacement Contractor. The Replacement Contractor was already on site and has fully mobilized and commenced engineering, procurement and construction work on the Casecnan Project. The receipt of the letter of credit funds from KFB remains essential and CE Casecnan will continue to press KFB to honor its clear obligations under the letter of credit and to pursue Hanbo and KFB for any additional damages arising out of their actions to date.

On August 27, 1997, CE Casecnan announced that it had received a favorable summary judgment ruling in New York State Court against KFB. The judgment, which has been appealed by the bank, requires KFB to honor the $79,329 drawing by CE Casecnan on the $117,850 irrevocable standby letter of credit.

On September 29, 1997, CE Casecnan tendered a second certificate of drawing for $10,828 to KFB. KFB also wrongfully dishonored this draw, but pursuant to a stipulation agreed to deposit the draw amount in an interest bearing account with the same independent financial institution in the United States pending resolution of the appeal regarding the first draw and agreed to expedite the appeal.

On or about September 3, 1997, Hanbo and HECC filed a Request for Arbitration before the International Chamber of Commerce ("ICC"). The Request for Arbitration asserts various claims by Hanbo and HECC against CE Casecnan relating to the terminated Hanbo Contract and seeking damages. On October 10, 1997, CE Casecnan served its answer and defenses in response to the Request for Arbitration as well as counterclaims against Hanbo and HECC for breaches of the Hanbo Contract. The arbitration proceedings before the ICC are ongoing and CE Casecnan intends to pursue vigorously its claims against Hanbo, HECC and KFB in the proceedings described above.

                     CALENERGY COMPANY, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (in thousands, except per share and per kWh amounts)
                ________________________________

On September 20, 1997, a Presidential Decree (the "Decree") was issued in Indonesia, providing for government action to the effect that, in order to address certain recent fluctuations in the value of the Indonesian currency, the start-up dates for a number of private power projects would be: (i) continued according to their initial schedule (because construction process was underway); (ii) postponed as to their start-up dates (because they are not yet in progress) until economic conditions have recovered; or (iii) reviewed with a view to being continued, postponed or rescheduled, depending on the status of those projects. In the Decree, Dieng Units 1, 2 and 3 are approved to continue according to their initial schedule; Patuha Unit 1 and Bali Units 1 and 2 are to receive further review to determine whether or not they should be continued in accordance with their initial schedule; and Bali Units 3 and 4, Patuha Units 2, 3 and 4 and Dieng Unit 4 are to be postponed for an unspecified period. In this regard, the Company notes that its contracts and government undertakings for the Dieng, Patuha and Bali projects do not by their terms permit such delays by the government and that the Company has obtained political risk insurance coverage for its Indonesian projects. Moreover, since the Decree was issued, officials in the Government of Indonesia have confirmed to the Company that the Indonesian government intends to fully honor its contractual obligations and does not intend to impact the schedule of any projects for which financing has already been arranged or on which construction related or well drilling work has already commenced, and since Patuha Unit 2 and all of the Company's projects in the "future review category" meet one or both of those standards, the Company believes that the schedule for these projects should not be delayed. The Company does not believe that any delay in the "postponed" category of projects will have a material adverse effect on its planned operations in Indonesia, since all but one of these units were not scheduled to commence construction until after 1998. The Company believes that, given Indonesia's demonstrated need for power and its emphasis on diversifying fuel sources and maintaining sufficient amounts of oil for export, the Company's projects are significantly advantaged by their indigenous geothermal fuel source and will all proceed. However, until further information is made available by the Indonesian government with respect to the projects that are under review or postponed, no assurance can be given that such will be the case.

On June 9, 1997, Edison filed a complaint alleging breach of certain ISO4 power purchase agreements ("SO4 Agreements") between Edison and Coso Finance Partners, Coso Power Partners and Coso Energy Developers as a result of alleged improper venting of certain noncondensible gases at the Coso geothermal energy project located in California (partnerships in which CalEnergy holds an approximate 50% ownership interest, collectively the "Coso Partnerships"). In the complaint Edison seeks unspecified damages, including the refund of certain amounts previously paid under the SO4 Agreements, and termination of the SO4 Agreements. The complaint was recently filed and the proceeding is in its early procedural stages. The Coso Partnerships believe this litigation has entirely no merit. The Coso Partnerships intend to vigorously defend this action and prosecute all available counterclaims against Edison.

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

NYSEG's suit asserts that the PSC and the FERC improperly implemented PURPA in authorizing the pricing terms that NYSEG, the Saranac Partnership and Lockport agreed to in those contracts. The action raises similar legal arguments to those rejected by the FERC in its April and July 1995 orders. NYSEG in addition asks for retroactive reformation of the contracts as of the date of commercial operation and seeks a refund of $281 million from the Saranac Partnership. Saranac believes that NYSEG's claims are without merit for the same reasons described in the FERC's orders.

8.   Extraordinary Item:

On July 31, 1997, the Finance Act in the United Kingdom was passed by Parliament and included the introduction of a one time "windfall tax" equal to 23% of the difference between the price paid for Northern upon privatization and the Labour government's assessed "value" of Northern as calculated by reference to a formula set forth in the July budget. This amounted to $135,850, net of minority interest of $58,222, which was recorded as an extraordinary item. The tax is payable in installments in December 1997 and December 1998.

                     CALENERGY COMPANY, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (in thousands, except per share and per kWh amounts)
                ________________________________

9.      Energy  Project  Joint  Venture  Acquisition  and   Stock
Repurchase:

On September 11, 1997, the Company signed a definitive agreement with Kiewit Diversified Group ("KDG"), a wholly owned subsidiary of PKS, for the Company to purchase KDG's ownership interest in various project partnerships and CalEnergy common shares (the "KDG Acquisition"). Accordingly, common stock and options subject to redemption have been reclassified in the consolidated balance sheet.

KDG's current ownership interest in CalEnergy comprises approximately 20,231 shares of common stock (assuming exercise by KDG of one million options to purchase CalEnergy shares) which, as of September 30, 1997, represents approximately 30% of CalEnergy's outstanding shares (26% on a fully diluted basis), as well as the following minority project interests: Mahanagdong (45%), Casecnan (35%), Dieng (47%), Patuha (44%), Bali (30%) and
CE Electric UK (30%). CalEnergy is the managing partner and operator of each such project.

The agreement provides that CalEnergy will pay approximately $1,155,000 for KDG's stock holdings in CalEnergy and KDG's various power project interests. Final closing of the transaction is expected to occur in January 1998. CalEnergy intends to fund this acquisition with available cash, the net proceeds of the equity offering completed October 17, 1997 and the net proceeds of the debt offering completed October 28, 1997.

10.  Subsequent Events:

On October 17, 1997, the Company completed the public offering of
17.1 million shares of its common stock ("Common Stock") at $37 7/8 per share (the "Public Offering"). In addition, 2 million shares of Common Stock were purchased from CalEnergy in a direct sale by a trust affiliated with Walter Scott, Jr., the Chairman and Chief Executive Officer of PKS (the "Direct Sale"), contemporaneously with the closing of the Public Offering. Net proceeds from the Public Offering and the Direct Sale were approximately $699,920.

On  October 28, 1997, the Company completed the sale of  $350,000 aggregate  principal amount of its 7.63% Senior  Notes  due  2007
(the "Senior Note Offering").

                     CALENERGY COMPANY, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (in thousands, except per share and per kWh amounts)
                ________________________________

11.  Accounting Pronouncements:

In February 1997, the Financial Accounting Standards Board ("FASB") adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share." SFAS 128, which becomes effective for financial statements of the Company issued for years ending after December 15, 1997, replaces primary and fully diluted earnings per share, as disclosed under current pronouncements, with basic and diluted earnings per share. Pro forma basic earnings per share before extraordinary item for the three months ending September 30, 1997 and 1996 are $.73 and
$.71, respectively. For the nine months ending September 30, 1997 and 1996, pro forma basic earnings per share before extraordinary item are $1.65 and $1.37, respectively. Pro forma diluted earnings per share before extraordinary item for the three  months  ending September 30, 1997 and 1996  are  $.67  and
$.61, respectively. For the nine months ending September 30, 1997 and 1996, pro forma diluted earnings per share before extraordinary item are $1.56 and $1.22, respectively.

In June 1997, the FASB adopted Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", and No. 131, "Disclosures about Segments of an Enterprise and Related Information". Both statements will be effective for the Company beginning January 1, 1998. The Company has not yet determined the impact of these statements on current disclosures.

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

Business of Northern:

During the three and nine months ended September 30, 1997, a significant portion of the Company's results of operations were attributable to Northern's operations which consist primarily of the distribution and supply of electricity and other auxiliary businesses. Northern's operations are seasonal in nature with a disproportionate percentage of revenues and earnings historically being earned in the Company's first and fourth quarters.

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

The scheduled energy price periods of the Coso Project SO4 Agreements extended until at least August 1997 for the Navy I Partnership and extend until at least March 1999 and January 2000 for each of the units operated by the BLM and Navy II Partnerships, respectively.

                     CALENERGY COMPANY, INC.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      (in thousands, except per share and per kWh amounts)
               _________________________________

Power Generation Projects:  (continued)

The scheduled energy price periods of the Partnership Project SO4 Agreements extended until February 1996 for the Vulcan Partnership and extend until December 1998 for the Hoch (Del Ranch) and Elmore Partnerships, and December 1999 for the Leathers Partnership.

Excluding  Vulcan, which is receiving Edison's  Avoided  Cost  of
Energy, the Company's SO4 Agreements provide for energy rates ranging from 13.6 cents per kWh in 1997 to 15.6 cents per kWh in 1999.

The Salton Sea I Project sells electricity to Edison pursuant  to a 30-year negotiated power purchase agreement, as amended (the "Salton Sea I PPA"), which provides for capacity and energy
payments.   The energy payment is calculated using a  Base  Price
which  is  subject to quarterly adjustments based on a basket  of
indices.   The  time period weighted average energy  payment  for
Salton Sea I was 5.3 cents per kWh during the nine months ended September 30, 1997. As the Salton Sea I PPA is not an SO4 Agreement, the energy payments do not revert to Edison's Avoided
Cost of Energy.

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

Power Generation Projects:  (continued)


For the nine months ended September 30, 1997, Edison's average Avoided Cost of Energy was 3.2 cents per kWh which is substantially below the contract energy prices earned for the nine months ended September 30, 1997. Estimates of Edison's future Avoided Cost of Energy vary substantially from year to year. The Company cannot predict the likely level of Avoided Cost of Energy prices under the  SO4  Agreements  and  the modified  SO4  Agreements  at  the
expiration  of  the  scheduled  payment  periods.   The  revenues
generated  by each of the projects operating under SO4 Agreements
could   decline  significantly  after  the  expiration   of   the
respective scheduled payment periods.

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

The Mahanagdong Project (the "Mahanagdong Project") was deemed complete in July 1997 and accordingly, the Mahanagdong Project began receiving capacity payments pursuant to the Mahanagdong Energy Conversion Agreement ("ECA") in August of 1997. The Mahanagdong Project is owned and operated by CE Luzon Geothermal Power Company, Inc., a Philippine corporation, that is expected to be indirectly owned 45% by the Company, 45% by PKS and up to 10% by another industrial company. The PKS interest will be purchased by the Company as part of the KDG Acquisition. The electricity generated by the Mahanagdong Project will be sold to PNOC-EDC on a "take or pay" basis, which is also responsible for supplying the facility with the geothermal steam. The terms of the Mahanagdong ECA are substantially similar to those of the Upper Mahiao ECA. All of PNOC-EDC's obligations under the Mahanagdong ECA are supported by the Government of the Philippines through a performance undertaking. The capacity fees are expected to be approximately 97% of total revenues at the design capacity levels and the energy fees are expected to be approximately 3% of such total revenues.

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

The NorCon Project has had a number of on-going contractual disputes with NIMO which are unresolved and in August 1996 NIMO proposed a buyout of the NorCon PPA as part of a generic restructuring by NIMO of all its qualifying facility contracts in an effort to restructure NIMO's purchased power obligations to meet the challenge of industry deregulation and avoid what NIMO alleges as the risk of a possible NIMO insolvency. The Company believes that any contractual restructuring or even a NIMO insolvency would not have a material adverse effect on its consolidated financial results of operations.

The Yuma Project sells electricity to San Diego Gas & Electric Company ("SDG&E") under an existing 30-year power purchase contract. The energy is sold at SDG&E's Avoided Cost of Energy and the capacity is sold to SDG&E at a fixed price for the life of the power purchase contract. The contract term extends through May 2024.

Results  of Operations for Three and Nine Months Ended  September
30, 1997 and 1996:

Operating revenue increased in the third quarter of 1997 to $527,896 from $165,487 for the same period in 1996, a 219.0%
increase. The acquisition of Northern accounted for $343,923 of this increase. The remainder of the increase is due to the ownership of Falcon Seaboard for the full quarter as well as the commencement of earnings of Malitbog.

For the nine month period ended September 30, 1997, operating revenue increased to $1,576,407 from $346,166 for the same period in 1996, a 355.4% increase. The acquisition of Northern accounted for $1,099,997 of this increase. The remainder of the increase is due to the acquisitions of Falcon Seaboard and the Partnership Interest as well as the commencement of earnings of Salton Sea IV, Upper Mahiao and Malitbog.

                    CALENERGY COMPANY, INC.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      (in thousands, except per share and per kWh amounts)
               _________________________________

Results  of Operations for Three and Nine Months Ended  September
30, 1997 and 1996 (continued):

The following operating data represents the aggregate capacity and electricity production of the domestic geothermal projects:

                                Three Months Ended     Nine Months Ended
                                   September 30           September 30
                                   1997      1996         1997      1996

Overall capacity factor           102.6%    106.8%       101.8%    104.2%

kWh produced (in thousands)    1,149,600 1,196,300    3,382,900 3,324,800

Capacity NMW (weighted average)*   507.4     507.4        507.4     485.4

  * Weighted average for the commencement of operations at the Salton Sea IV in 1996.

The capacity factor decreased for the three and nine months ended September 30, 1997 compared to the same periods in 1996 due to marginally decreasing production at the Coso Project and scheduled turbine overhauls at BLM, Vulcan and Del Ranch in April 1997.

The following operating data represents the aggregate capacity and electricity production of the Gas Plants:

                                 Three Months Ended       Nine Months Ended
                                     September 30            September 30
                                   1997        1996        1997       1996

Overall capacity factor             82.4%      87.1%       85.7%      88.7%

kWh produced (in thousands)     1,036,780  1,095,982   3,199,930  3,323,287

Installed capacity NMW                570        570         570        570

The capacity factor of the Gas Plants reflects certain contractual curtailments. The capacity factors adjusted for these contractual curtailments are 97.2% and 97.8% for the three and nine months ended September 30, 1997, compared with 100.7% and 100.1% for the same periods in 1996. Decreases from the prior periods were primarily due to scheduled maintenance at Saranac and a plant overhaul at Norcon in August and September 1997.

Interest and other income increased in the third quarter of 1997 to $23,997 from $13,561 for the same period in 1996, a 77.0% increase. For the nine months ended September 30, 1997, interest and other income increased to $66,456 from $39,032 for the same period in 1996, a 70.3% increase. These increases are primarily due to interest earned by Northern and equity earnings from Saranac and Mahanagdong.

                     CALENERGY COMPANY, INC.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      (in thousands, except per share and per kWh amounts)
               _________________________________

Results  of Operations for Three and Nine Months Ended  September
30, 1997 and 1996 (Continued):

Cost of sales relates primarily to Northern's purchases of electricity for resale.

Operating expense increased in the third quarter of 1997 to $82,513 from $40,182 for the same period in 1996, a 105.3%
increase. For the nine months ended September 30, 1997, operating expense increased to $243,004 from $91,840 for the same period in 1996, a 164.6% increase. These increases are primarily due to the acquisitions of Northern, Falcon Seaboard and the Partnership Interest as well as the commencement of operations at Salton Sea IV, Upper Mahiao and Malitbog.

General and administration costs increased in the third quarter of 1997 to $12,068 from $6,518 for the same period in 1996, a 85.1% increase. For the nine months ended September 30, 1997, general and administrative costs increased to $37,560 from
$15,814 for the same period in 1996, a 137.5% increase. These increases are primarily due to the administration costs at Northern.

Depreciation and amortization increased in the third quarter of 1997 to $69,877 from $36,587 for the same period in 1996, a 91.0%
increase. For the nine months ended September 30, 1997, depreciation and amortization increased to $207,789 from $80,300 for the same period in 1996, a 158.8% increase. These increases are primarily due to the acquisitions of Northern and Falcon Seaboard, and the commencement of operations at the Salton Sea IV, Upper Mahiao and Malitbog.

Loss on equity investment in Casecnan reflects the Company's construction period share of interest expense in excess of capitalized interest and interest income at the Casecnan Project.

Interest expense, less amounts capitalized, increased in the third quarter of 1997 to $62,997 from $37,066 for the same period in 1996, a 70.0% increase. For the nine months ended September 30, 1997, interest expense, less amounts capitalized, increased to $182,503 from $85,062 for the same period in 1996, a 114.6%
increase. These increases are primarily due to the acquisition of Northern, the greater average outstanding debt and the decrease in capitalized interest due to the commencement of operations at Salton Sea IV, Upper Mahiao and Malitbog.

The provision for income taxes increased in the third quarter of 1997 to $27,929 from $18,325 for the same period in 1996, a 52.4%
increase. For the nine months ended from September 30, 1997, provision for income taxes increased to $74,520 from $33,862 for the same period in 1996, a 120.1% increase. These increases are due to higher income before taxes and an increase in the effective tax rate due to the acquisition of Northern.

                     CALENERGY COMPANY, INC.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      (in thousands, except per share and per kWh amounts)
               _________________________________

Results  of Operations for Three and Nine Months Ended  September
30, 1997 and 1996 (Continued):

Minority interest increased in the third quarter to $9,656 from $1,624 for the same period in 1996. For the nine months ended September 30, 1997, minority interest increased to $29,410 from $3,067 for the same period in 1996. These increases are the result of the increases in dividends on convertible preferred securities and the minority interest ownership in Northern.

Net income available for common stockholders, before the extraordinary item, increased in the third quarter of 1997 to $46,408 or $.71 per share from $37,554 or $.67 per share for the same period in 1996. For the nine months ended September 30, 1997, net income, before the extraordinary item, increased to $104,745 or $1.59 per share from $71,287, or $1.29 per share for the same period in 1996.

On July 31, 1997, the Finance Act in the United Kingdom was passed by Parliament and included the introduction of a one time "windfall tax" equal to 23% of the difference between the price paid for Northern upon privatization and the Labour government's assessed "value" of Northern as calculated by reference to a formula set forth in the July budget. This amounted to $135,850, net of minority interest of $58,222, which was recorded as an extraordinary item. The tax is payable in installments in December 1997 and December 1998.

Liquidity and Capital Resources:

The Company's cash and cash equivalents were $677,313 at September 30, 1997 as compared to $424,500 at December 31, 1996. In addition, the Company's share of joint venture cash and investments retained in project control accounts at September 30, 1997 and December 31, 1996 was $37,589 and $47,764, respectively. Distributions out of the project control accounts are made monthly to the Company for operations and maintenance and capital costs and semiannually to each Coso Project partner for profit sharing under a prescribed calculation subject to mutual agreement by the partners. The Company recorded separately restricted cash of $125,533 and $106,968 at September 30, 1997 and December 31, 1996, respectively. The restricted cash balance as of September 30, 1997 is comprised primarily of amounts deposited in restricted accounts from which the Company will fund the Coso Project royalty payment and the Power Resources Project, the Upper Mahiao Project and the Malitbog Project cash reserves for debt service reserve funds. Also, the Company had $1,481 and $4,921 of short term investments as of September 30, 1997 and December 31, 1996, respectively.

As of September 30, 1997, the Company holds 744 shares of treasury stock at a cost of $26,068 to provide shares for issuance under the Company's employee stock option and share purchase plan and other outstanding convertible securities. The repurchase plan attempts to minimize the dilutive effect of the additional shares issued under these plans.

                     CALENERGY COMPANY, INC.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      (in thousands, except per share and per kWh amounts)
               _________________________________

Liquidity and Capital Resources:  (continued)

On September 11, 1997, the Company signed a definitive agreement with Kiewit Diversified Group ("KDG"), a wholly owned subsidiary of PKS, for the Company to purchase KDG's ownership interest in various project partnerships and CalEnergy common shares (the "KDG Acquisition").

KDG's current ownership interest in CalEnergy comprises approximately 20,231 shares of common stock (assuming exercise by KDG of one million options to purchase CalEnergy shares) which, as of September 30, 1997, represents approximately 30% of CalEnergy's outstanding shares (26% on a fully diluted basis), as well as the following minority project interests: Mahanagdong (45%), Casecnan (35%), Dieng (47%), Patuha (44%), Bali (30%) and
CE Electric UK (30%). CalEnergy is the managing partner and operator of each such project.

The agreement provides that CalEnergy will pay approximately $1,155,000 for KDG's stock holdings in CalEnergy and KDG's various power project interests. Final closing of the transaction is expected to occur in January 1998. CalEnergy intends to fund this acquisition with available cash, the proceeds of the equity offering completed October 17, 1997 and the proceeds of the debt offering completed October 28, 1997.

On October 17, 1997, the Company completed the public offering of
17.1 million shares of its common stock ("Common Stock") at $37 7/8 per share (the "Public Offering"). In addition, 2 million shares of Common Stock were purchased from CalEnergy in a direct sale by a trust affiliated with Walter Scott, Jr., the Chairman and Chief Executive Officer of PKS (the "Direct Sale"), contemporaneously with the closing of the Public Offering.

On  October 28, 1997, the Company completed the sale of  $350,000 aggregate  principal amount of its 7.63% Senior  Notes  due  2007
(the "Senior Note Offering").

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

Liquidity and Capital Resources:  (continued)

On August 5, 1997, the Company and certain affiliated capital funding trusts filed with the Securities and Exchange Commission a shelf registration statement covering up to $1,500,000 of common stock, preferred stock and debt securities which may be sold from time to time for various purposes. The Company completed the Public Offering and the Senior Note Offering under the shelf registration statement.

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

CE Casecnan Water and Energy Company, Inc., a Philippine Corporation ("CE Casecnan") which is currently approximately 35% indirectly owned by the Company and currently approximately 35% indirectly owned by PKS, is developing the Casecnan Project. CE Casecnan financed a portion of the costs of the Casecnan Project through the issuance of $125,000 of its 11.45% Senior Secured Series A Notes due 2005 and $171,500 of its 11.95% Senior Secured Series B Bonds due 2010 and $75,000 of its Secured Floating Rate Notes due 2002, pursuant to an indenture dated as of November 27, 1995, as amended to date.

The Casecnan Project was being constructed pursuant to a fixed-price, date-certain, turnkey construction contract (the "Hanbo Contract") on a joint and several basis by Hanbo Corporation ("Hanbo") and Hanbo Engineering and Construction Co., Ltd. ("HECC"), both of which are South Korean corporations. As of May 7, 1997, CE Casecnan terminated the Hanbo Contract due to defaults by Hanbo and HECC including the insolvency of each such company. CE Casecnan entered into a new turnkey engineering, procurement and construction contract to complete the construction of the Casecnan Project (the "Replacement Contract"). The work under the Replacement Contract is being conducted by a consortium of contractors and

                     CALENERGY COMPANY, INC.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      (in thousands, except per share and per kWh amounts)
               _________________________________

Liquidity and Capital Resources:  (continued)

subcontractors including Siemens A.G., Sulzer Hydro Ltd., Black & Veatch and Colenco Power Engineering Ltd. and will be headed by Cooperativa Muratori Cementisti CMC di Ravenna and Impressa Pizzarottie & C. Spa (collectively, the "Replacement Contractor").

In connection with the Hanbo Contract termination, CE Casecnan tendered a certificate of drawing to Korea First Bank ("KFB") on May 7, 1997 under the irrevocable standby letter of credit issued by KFB as security under the Hanbo Contract to pay for certain transition costs and other presently ascertainable damages under the Hanbo Contract. As a result of KFB's wrongful dishonor of the draw request, CE Casecnan filed an action in New York State Court. That Court granted CE Casecnan's request for a temporary restraining order requiring KFB to deposit $79,329, the amount of the requested draw, in an interest bearing account with an independent financial institution in the United States. KFB appealed this order, but the appellate court denied KFB's appeal and on May 19, 1997, KFB transferred funds in the amount of $79,329 to a segregated New York bank account pursuant to the Court order. If KFB were to fail to honor its obligations under the Casecnan letter of credit, such action could have a material adverse effect on the Casecnan Project and CE Casecnan.

On August 6, 1997, CE Casecnan announced that it had issued a notice to proceed to the Replacement Contractor. The Replacement Contractor was already on site and has fully mobilized and commenced engineering, procurement and construction work on the Casecnan Project. The receipt of the letter of credit funds from KFB remains essential and CE Casecnan will continue to press KFB to honor its clear obligations under the letter of credit and to pursue Hanbo and KFB for any additional damages arising out of their actions to date.

On August 27, 1998, CE Casecnan announced that it had received a favorable summary judgment ruling in New York State Court against KFB. The judgment, which has been appealed by the bank, requires KFB to honor the $79,329 drawing by CE Casecnan on a $117,850 irrevocable standby letter of credit.

On September 29, 1997, CE Casecnan tendered a second certificate of drawing for $10,828 to KFB. KFB also wrongfully dishonored this draw, but pursuant to a stipulation agreed to deposit the draw amount in an interest bearing account with the same independent financial institution in the United States pending resolution of the appeal regarding the first draw and agreed to expedite the appeal.

On or about September 3, 1997, Hanbo and HECC filed a Request for Arbitration before the International Chamber of Commerce ("ICC"). The Request for Arbitration asserts various claims by Hanbo and HECC against CE Casecnan relating to the terminated Hanbo Contract and seeking damages. On October 10, 1997, CE Casecnan served its answer and defenses in response to the Request for Arbitration as well as counterclaims against Hanbo and HECC for breaches of the Hanbo Contract. The arbitration proceedings before the ICC are ongoing and CE Casecnan intends to pursue vigorously its claims against Hanbo, HECC and KFB in the proceedings described above.

                     CALENERGY COMPANY, INC.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      (in thousands, except per share and per kWh amounts)
               _________________________________

Liquidity and Capital Resources:  (continued)

The Company's Dieng, Patuha and Bali projects in Indonesia represent ongoing, phased-in development and construction programs through the year 2000 of 1,200 MW under contract, to be brought into commercial operation on a modular basis as the steam fields are concurrently drilled and developed.

In June 1997, the Company's special-purpose subsidiary, CE Indonesia Funding Corp., entered into a $400 million revolving credit facility (which is nonrecourse to the Company) to finance the development and construction of the Company's geothermal
power  facilities  at  the  Dieng,  Patuha  and  Bali  sites   in
Indonesia.

On September 20, 1997, a Presidential Decree (the "Decree") was issued in Indonesia, providing for government action to the effect that, in order to address certain recent fluctuations in the value of the Indonesian currency, the start-up dates for a number of private power projects would be: (i) continued according to their initial schedule (because construction process was underway); (ii) postponed as to their start-up dates (because they are not yet in progress) until economic conditions have recovered; or (iii) reviewed with a view to being continued, postponed or rescheduled, depending on the status of those projects. In the Decree, Dieng Units 1, 2 and 3 are approved to continue according to their initial schedule; Patuha Unit 1 and Bali Units 1 and 2 are to receive further review to determine whether or not they should be continued in accordance with their initial schedule; and Bali Units 3 and 4, Patuha Units 2, 3 and 4 and Dieng Unit 4 are to be postponed for an unspecified period. In this regard, the Company notes that its contracts and government undertakings for the Dieng, Patuha and Bali projects do not by their terms permit such delays by the government and that the Company has obtained political risk insurance coverage for its Indonesian projects. Moreover, since the Decree was issued, officials in the Government of Indonesia have confirmed to the Company that the Indonesian government intends to fully honor its contractual obligations and does not intend to impact the schedule of any projects for which financing has already been arranged or on which construction related or well drilling work has already commenced, and since Patuha Unit 2 and all of the Company's projects in the "future review category" meet one or both of those standards, the Company believes that the schedule for these projects should not be delayed. The Company does not believe that any delay in the "postponed" category of projects will have a material adverse effect on its planned operations in Indonesia, since all but one of these units were not scheduled to commence construction until after 1998. The Company believes that, given Indonesia's demonstrated need for power and its emphasis on diversifying fuel sources and maintaining sufficient amounts of oil for export, the Company's projects are significantly advantaged by their indigenous geothermal fuel source and will all proceed. However, until further information is made available by the Indonesian government with respect to the projects that are under review or postponed, no assurance can be given that such will be the case.

                     CALENERGY COMPANY, INC.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      (in thousands, except per share and per kWh amounts)
               _________________________________

Liquidity and Capital Resources:  (continued)

On December 2, 1994, a subsidiary of the Company, Himpurna California Energy Ltd. ("HCE") executed a joint operation contract (the "Dieng JOC") for the development of the geothermal steam field and geothermal power facilities at the Dieng geothermal field, located in Central Java (the "Dieng Project") with Perusahaan Pertambangan Minyak Dan Gas Bumi Negara ("Pertamina"), the Indonesian national oil company, and executed a "take-or-pay" energy sales contract (the "Dieng ESC") with both Pertamina and P.T. PLN (Persero) ("PLN"), the Indonesian national electric utility. HCE was formed pursuant to a joint development agreement with P.T. Himpurna Enersindo Abadi ("P.T. HEA"), its Indonesian partner, which is a subsidiary of Himpurna, an association of Indonesian military veterans, whereby the Company and P.T. HEA have agreed to work together on an exclusive basis to develop the Dieng Project (the "Dieng Joint Venture"). The Dieng Joint Venture is structured with subsidiaries of the Company holding an approximate 47% interest (including certain assignments of dividend rights representing an economic interest of 2%), and subsidiaries of PKS holding an approximate 47% interest (including certain assignments of dividend rights representing an economic interest of 2%) and P.T. HEA holding a 6% interest in the Dieng Project. Financial closing and first disbursement of construction loan funds occurred on October 3, 1996. The construction contractor for the Dieng Unit I project is on schedule to complete the Unit I plant and commence commercial operation by the end of the fourth quarter of 1997.

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

Pursuant to the Dieng JOC and ESC, the Company presently intends to proceed on a modular basis with construction of additional units to follow Dieng Unit I, resulting in an aggregate first phase net capacity at this site of 215 MW. The Company estimates that the total project cost of these units will be approximately $450 million. The next phase is expected to expand the total capacity to 400 MW. The cost of the full Dieng Project is estimated to approximate $1,000,000.

The Company is also developing a geothermal power plant in the Patuha geothermal field in Java, Indonesia (the "Patuha Project"). On December 2, 1994, the project company developing the Patuha Project, Patuha Power, Ltd. ("Patuha Power") executed both a joint operation contract and an energy sales contract, each of which contains terms substantially similar to those described above for the Dieng Project. Patuha Power intends to proceed on a modular basis similar to the Dieng Project, with an aggregate capacity of up to 400 MW. The Company estimates that the total cost will be approximately $1,000,000. The Company began well testing and exploration in the fourth quarter of 1995 and has commenced construction of the first unit.

On September 2, 1997, the Company announced it closed the project financing for the Patuha Unit I geothermal project located in Indonesia. Patuha Unit I is an 80 net MW geothermal project which constitutes the second phase of a planned geothermal development by CalEnergy of approximately 1,200 MW under contract in Indonesia. With the existence of successful projection wells at the Patuha well-field, Patuha Unit I is currently expected to begin commercial operation in mid-year 1999.

                     CALENERGY COMPANY, INC.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      (in thousands, except per share and per kWh amounts)
               _________________________________

Liquidity and Capital Resources:  (continued)

The Patuha Unit I construction loan of $150 million was funded by Credit Suisse First Boston and a syndicate of international commercial banks under the $400 million revolving credit construction facility arranged for CE Indonesia Funding Corp. CalEnergy owns a 44% equity interest in the Patuha Project, and will operate and manage the project as the managing general partner.

The Company and PT Panutan Group, an Indonesian consortium of energy, oil, gas and mining companies, have formed a joint venture to pursue the development of geothermal resources in Bali (the "Bali Project"). The PT Panutan Group is entitled to contribute up to 40% of the total equity and obtain up to 40% of the net profit of the Bali Project. The project company developing the Bali Project, Bali Energy Ltd. ("Bali Energy"), has executed both a joint operation contract and an energy sales contract with terms similar to those at Dieng and Patuha. Bali Energy intends to proceed on a modular basis similar to the Dieng Project, with an aggregate capacity of up to 400 MW. The Company estimates that the total cost of the Bali Project will be approximately $1,000,000.

Magma, a subsidiary of the Company, sought new long-term final SO4 power purchase agreements in the Salton Sea area through the bidding process adopted by the California Public Utilities Commission ("CPUC") under its 1992 Biennial Resource Plan Update ("BRPU"). In its BRPU, the CPUC cited the need for an additional 9,600 MW of power production through 1999 among California's three investor-owned utilities, Edison, SDG&E and Pacific Gas and Electric Company. Of this amount, 275 MW was set aside for bidding by independent power producers (such as Magma) utilizing renewable resources. Pursuant to an order of the CPUC dated June 22, 1994 (confirmed on December 21, 1994), Magma was awarded 163 net MW for sale to Edison and SDG&E, with in-service dates in 1997 and 1998. On February 23, 1995 the Federal Energy Regulatory Commission ("FERC") issued an order finding that the CPUC's BRPU program violated the Public Utilities Regulatory Policies Act ("PURPA") and FERC's implementing regulations and recommended negotiated settlements. In response, the CPUC issued an Assigned Commissioners Ruling encouraging settlements between the final winning bidders and the utilities. The utilities are expected to continue to challenge the BRPU and, in light of the regulatory uncertainty, there can be no assurance that power sales contracts will be executed or that any such projects will be completed. In light of these developments, the Company agreed to execute an agreement with Edison on March 16, 1995 providing that in certain circumstances it would withdraw its Edison BRPU bid in consideration for the payment of certain sums. In December 1996, the Company entered into a confidential cash buyout agreement with SDG&E. These agreements are subject to CPUC approval.

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

                    CALENERGY COMPANY, INC.
                  PART II - OTHER INFORMATION

Item 1 -  Legal proceedings.

     As   of  September  30,  1997,  there  are  no  material
     outstanding lawsuits; however see Note 7, Commitments and Contingencies.

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

     Exhibit 15 - Awareness letter of Independent Accountants.

     Exhibit 27 - Financial Data Schedule.

                     CALENERGY COMPANY, INC.
                  PART II - OTHER INFORMATION

(b)    Reports on Form 8-K:

     During the quarter ended September 30, 1997 the Company filed the following:

        (i)    Form 8-K dated July 7, 1997 announcing United
               Kingdom windfall tax.

        (ii) Form 8-K dated July 15, 1997 reporting the cash tender offer for shares of New York State Electric & Gas Corporation ("NYSEG")

        (iii)  Form 8-K dated July 22, 1997 reporting the
               Initial Offer to purchase NYSEG shares.

        (iv)   Form 8-K dated August 6, 1997 regarding the Tender
               Offer, Proposed Merger, Subsequent Offer, and fully underwritten financing commitments relating to
               NYSEG.

        (v) Form 8-K dated August 8, 1997 reporting Amendment (#7) and Supplement to NYSEG Offer to Purchase and closing of private placement of $225MM of 6 1/2% Convertible Preferred Securities for CalEnergy Capital Trust III.

        (vi) Form 8-K dated August 15, 1997 reporting expiration of Tender Offer (NYSEG).

        (vii) Form 8-K dated August 27, 1997 reporting its indirect subsidiary CE Casecnan obtained the New
               York State Court summary judgment ruling against Korea First Bank.

        (viii) Form 8-K dated September 2, 1997, announcing the closing of Patuha Unit I financing and agreement to purchase Kiewit's ownership interest in various project partnerships and CalEnergy's common shares.

        (ix) Form 8-K dated September 11, 1997 reporting the definitive Acquisition Agreement signed with PKS.

        (x)    Form 8-K dated September 24, 1997 announcing
               Indonesian projects status unchanged by Indonesian government's announcement of proposed delays in start-up power projects.

        (xi) Form 8-K dated September 24, 1997 announcing preliminary Prospectus Supplement commencing registration of 14,000,000 shares.

                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         CALENERGY COMPANY, INC.


Date: November 13, 1997      /s/ Gregory E. Abel
                             Gregory E. Abel
                             President and Chief Operating Officer, CalEnergy
                             Europe and Chief Accounting Officer,
                             CalEnergy Company, Inc.


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

                                                       Exhibit 11
                     CALENERGY COMPANY, INC.

         CALCULATION OF EARNINGS PER SHARE IN ACCORDANCE
              WITH INTERPRETIVE RELEASE NO. 34-9083

         (dollars in thousands, except per share amounts)
                       ___________________

                                  Three Months Ended       Nine Months Ended
                                    September  30             September 30
                                  1997        1996        1997         1996
Actual weighted average shares
outstanding for the period     63,379,832  52,765,706  63,473,805   51,994,097

Dilutive stock options and warrants
using average market prices     2,298,102   3,530,474   2,290,970    3,367,558

Primary shares outstanding     65,677,934  56,296,180  65,764,775   55,361,655

Additional dilutive stock options using ending market price and assuming conversion of convertible debt, convertible subordinated debenture and convertible
preferred securities of
subsidiary trusts(1)           10,751,063  11,444,305   7,826,991   11,035,506

Fully diluted shares
outstanding before
extraordinary item             76,428,997  67,740,485  73,591,766   66,397,161

Net income before
extraordinary item            $    46,408 $    37,554 $   104,745  $    71,287
Extraordinary item               (135,850)          -    (135,850)           -
Net income (loss)
available for common
stockholders                  $  (89,442) $    37,554 $   (31,105) $    71,287

Net earnings per share before
extraordinary item            $      .71  $       .67 $      1.59  $      1.29
Extraordinary item                 (2.07)           -       (2.06)           -
Primary earnings (loss)
per share                     $    (1.36) $       .67 $      (.47) $      1.29

Fully diluted net earnings
per share before
extraordinary item (2)        $      .66  $       .59 $       1.54 $      1.18

Fully diluted earnings (loss)
per share based on SEC
interpretive release
No.  34-9083(1)(2)            $    (1.36) $       .59 $       (.47) $     1.18

(1)-The convertible preferred securities of subsidiary trusts would be antidilutive to earnings per share after the extraordinary item for the three and nine months ended September 30, 1997. Therefore, these items are excluded from fully diluted shares outstanding after extraordinary item.

(2)-Net income available for common stockholders for the three and nine months ended September 30, 1997 was increased by dividends on convertible preferred securities of subsidiary trusts, net of tax effect, of $4,232 and $8,648, respectively. Net income available for common stockholders for the three and nine months ended September 30, 1996 was increased by the interest expense associated with the convertible debt and convertible subordinated debentures and dividends on convertible preferred securities of subsidiary trusts, net of tax effect, of $2,553 and $6,825, respectively.

                                                       Exhibit 15





CalEnergy Company, Inc.
Omaha, Nebraska

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of CalEnergy Company, Inc. for the three and nine month periods ended September 30, 1997 and 1996 as indicated in our report dated October 13, 1997; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, is incorporated by reference in Registration Statements No. 33-41152, No. 33-52147 and No. 333-30395 on Form S-
8  and Registration Statements No. 33-51363 and No. 333-32821  on
Form S-3.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act, is not considered a part of a Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.



DELOITTE & TOUCHE LLP
Omaha, Nebraska
October 13, 1997