Form 10-K
period 1997-12-31
CALENERGY CO INC
filed 1998-03-31
CIK 720556

2


               SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D.C.  20549

                           FORM 10-K

       Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

          For the fiscal year ended December 31, 1997
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

               Yes    X            No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     Based on the closing sales price of Common Stock on the New
York Stock Exchange on March 23, 1998 the aggregate market value of the Common Stock held by non-affiliates of the Company was $1,865,191,447.

     60,411,059 shares of Common Stock were outstanding on March 23, 1998.

TABLE OF CONTENTS


PART I                                                          1
ITEM 1.  BUSINESS                                               1
GENERAL                                                         1
RECENT SUCCESSFUL ACQUISITIONS                                  1
STRATEGY                                                        2
 THE GLOBAL ENERGY MARKET                                       4
 THE UNITED STATES                                              6
 THE UNITED KINGDOM                                             6
 THE PHILIPPINES                                                8
THE COMPANY'S DISTRIBUTION AND SUPPLY BUSINESS                  8
POWER GENERATION PROJECTS                                      10
 PROJECTS IN OPERATION                                         10
 PROJECTS IN CONSTRUCTION                                      11
 PROJECTS WITH SIGNED POWER SALES CONTRACTS OR AWARDED
 DEVELOPMENT RIGHTS                                            12
PROJECTS IN OPERATION                                          13
 UNITED STATES OPERATIONS                                      13
 U.S. GAS PROJECTS                                             16
 OTHER U.S. GEOTHERMAL OPERATIONS                              18
 UNITED KINGDOM OPERATIONS AND CONSTRUCTION                    18
 THE PHILIPPINES OPERATIONS AND CONSTRUCTION                   18
 INDONESIA OPERATIONS AND CONSTRUCTION                         22
PROJECTS IN DEVELOPMENT                                        23
 UNITED STATES                                                 23
 UNITED KINGDOM                                                24
 PHILIPPINES                                                   24
 INDONESIA                                                     25
PRODUCING GAS FIELD OPERATIONS AND FIELDS IN DEVELOPMENT       25
THE COMPANY'S PRODUCING GAS FIELD OPERATIONS AND FIELDS IN
DEVELOPMENT                                                    25
 FIELDS IN DEVELOPMENT                                         26
REGULATORY, ENERGY AND ENVIRONMENTAL MATTERS                   27
 UNITED STATES                                                 27
 UNITED KINGDOM                                                28
 EMPLOYEES                                                     28
ITEM 2. PROPERTIES                                             29
ITEM 3.   LEGAL PROCEEDINGS                                    29
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS   29
PART II                                                        30
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER'S MATTERS                                          30
ITEM 6. SELECTED FINANCIAL DATA                                31
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION                             31
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA            31
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE                            31
PART III                                                       32
MANAGEMENT                                                     32
ITEM 10.  DIRECTORS, EXECUTIVE AND OTHER OFFICERS OF THE COMPANY32
PART IV                                                        38
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K                                                       38
SIGNATURES                                                     40
EXHIBIT INDEX                                                  62


DOCUMENTS INCORPORATED BY REFERENCE

Incorporated  by reference into this Form 10-K,  in  response  to
Item 3 Part I, Items 6 through 8 of Part II and Items 10 through 13 of Part III, are the portions indicated herein of (i) the annual report of CalEnergy Company, Inc. (the "Company") to security holders for the fiscal year ended December 31, 1997 (the "Annual Report"), and (ii) the Company's proxy statement dated on or about April 3, 1998 for the annual meeting of stockholders to be held on May 21, 1998 (the "Proxy Statement").


                                PART I

Item 1.  Business

General

      CalEnergy Company, Inc. (the "Company") is a fast-growing global power company whose goal is to be a leading provider of low cost and reliable energy services throughout the world as governments privatize or deregulate electricity and gas markets. The Company was founded in 1971 and, through its subsidiaries, manages and owns interests in over 5,000 megawatts ("MW") of power generation facilities in operation, construction and development worldwide, including 20 generating facilities which it currently operates. In addition, through its subsidiary, Northern Electric plc ("Northern"), the Company is engaged in the distribution of electricity to approximately 1.5 million customers primarily in northeast England as well as the supply of electricity and gas (together with other related business activities) throughout England and Wales. The Company has achieved significant growth in earnings and assets over the past five years through: (i) acquisitions that complement and diversify the Company's existing business, broaden the geographic locations of and fuel sources used by its projects and enhance its competitive capabilities; (ii) enhancement of the financial and technical performance of existing and acquired projects; and (iii) development and construction of new plants and facilities ("greenfield development").

      The market capitalization of the Company has risen at a compound annual rate of 28% from approximately $656 million in December 1993 to approximately $1.9 billion in March 1998, the revenues of the Company have risen at a compound annual rate of 130% from approximately $186 million in 1994 to approximately $2.2 billion in 1997 and net income available to common stockholders excluding non-recurring and extraordinary items has risen at a compound annual rate of 60% from approximately $34 million in 1994 to approximately $139 million in 1997. From 1994 through 1997, the Company's EBITDA and total assets have increased by a compound annual growth rate of 84% and 88%, respectively. EBITDA for the year ended December 31, 1997 was $811 million before a non-recurring item. "EBITDA" means the Company's earnings, before interest, taxes, depreciation and amortization. Information concerning EBITDA is presented here not as a measure of operating results, but rather as a measure of the Company's ability to service debt. EBITDA should not be construed as an alternative to either (i) operating income (determined in accordance with Generally Accepted Accounting Principles ("GAAP")) or (ii) cash flow from operating activities (determined in accordance with GAAP). In this Annual Report, references to "U.S. dollars," "dollars," "US $," "$" or "cents" are to the currency of the United States and references to " pounds sterling," "pounds," "sterling," "pounds sterling," "pence" or "p" are to the currency of the United Kingdom.

      The Company's Common Stock is traded on the New York, Pacific and London Stock Exchanges. The principal executive offices of the Company are located at 302 South 36th Street, Suite 400, Omaha, Nebraska 68131 and its telephone number is (402) 341-4500. The Company was incorporated in 1971 under the laws of the State of Delaware.

Recent Successful Acquisitions

      In the last three years, the Company has consummated several significant acquisitions, which have been successfully integrated and immediately accretive to earnings. In January 1995, the Company acquired Magma Power Company ("Magma"), a publicly-traded United States independent power producer with 228 net MW of operating capacity and 154 net MW of ownership capacity, for approximately $958 million. The Magma acquisition, combined with the Company's previously existing assets, made the Company the world's largest independent geothermal power producer (based on the Company's estimate of aggregate MW of electric generating capacity in operation and construction).

       In April 1996, the Company completed the purchase for approximately $70 million of its partner's interests in four electric generating plants in Southern California, resulting in sole ownership of the Imperial Valley Projects' 228 net MW of aggregate operating capacity.

      In August 1996, the Company acquired Falcon Seaboard Resources, Inc. ("Falcon Seaboard") for approximately $226 million, thereby acquiring significant ownership in 520 net MW of natural gas-fired electric production facilities located in New York, Texas and Pennsylvania and a related gas transmission pipeline.

      In December 1996, the Company acquired a majority of the common shares of Northern. Northern is one of the twelve regional electricity companies (each, a "REC") which came into existence as a result of the restructuring and subsequent privatization of the electricity industry in the United Kingdom ("U.K.") in 1990. Northern distributes electricity in its authorized area located in northeast England which covers approximately 14,400 square kilometers and has a population of approximately 3.2 million people. Northern also supplies electricity and gas inside and outside its authorized area and currently owns interests in four producing gas field operations in the North Sea.

      On September 11, 1997, the Company signed a definitive agreement with Kiewit Diversified Group Inc. ("KDG"), a wholly-owned subsidiary of Peter Kiewit Sons', Inc. ("PKS"), to acquire all of KDG's ownership interest in Northern and the various other international power generation projects and development opportunities (the "Energy Project Joint Venture Acquisition") which were jointly owned with, and managed by, the Company, as well as to repurchase all of KDG's outstanding ownership interests in the Company's Common Stock (the "Stock Repurchase," and together with the Energy Project Joint Venture
Acquisition, the "KDG Acquisition"). The Company completed the KDG Acquisition on January 2, 1998.

      KDG's ownership interest in the Company consisted of 20,231,065 shares of Common Stock (including options to acquire 1,000,000 shares of Common Stock) which represented approximately 30% of the Company's then outstanding shares (26% on a fully diluted basis), a 30% interest in Northern and the following power project interests: 45% of the 165 net MW Mahanagdong project, 35% of the 150 net MW Casecnan project, 47% of the 400 net MW Dieng project, 44% of the 400 net MW Patuha project, and 30% of the 400 net MW Bali project. The Company is the managing partner and operator of each such project (collectively, the "Joint Venture Energy Projects"). In addition, KDG's 50% interest in all other power project opportunities which the Company had in development under the international joint venture agreement with KDG were transferred to the Company. The Company immediately added over 1,000 net MW of generating capacity in operation, construction and development to its project portfolio (including approximately 850 net MW of operating, construction and advanced stage development projects).

      The Company paid $1,159 million for KDG's ownership interest in Northern, the Joint Venture Energy Projects and the Company's Common Stock. The Company funded the KDG Acquisition with available cash, the net proceeds from the issuance of 19.1 million shares of Common Stock which closed on October 17, 1997 and the proceeds of an offering of 7.63% Senior Notes due 2007 which closed on October 28, 1997. These debt securities are senior unsecured obligations of the Company ranking pari passu in right of payment with all other existing and future senior unsecured obligations of the Company and will rank senior to all other existing and future subordinated debt of the Company.

Strategy

       The Company's growth strategy remains focused upon taking advantage of the investment opportunities created by the continuing deregulation and privatization in energy sectors throughout the world. In order to effectively execute its growth strategy, the Company has organized its operations into a functional structure. The functional alignment is believed to allow for greater efficiencies in operations and better coordination and asset utilization in developing the Company's business.

     The Company's strategy is comprised of the following key elements:

      o Growth through international and domestic acquisitions. The Company has successfully completed five acquisitions in the past three years, each of which was immediately accretive to earnings. The Company believes several of these acquisitions provided it with specialized skills and experience that enhance its competitive position in the areas it has targeted for future growth. For example, the Company's acquisition of Northern, a U.K. regional electricity company engaged in electricity distribution and supply and gas supply and related businesses, is the first step in its planned expansion into those sectors in the U.S. and elsewhere throughout the world. In addition, since the U.K. is progressively deregulating its electricity and gas supply sectors, the Company believes that its Northern management team has the knowledge and skills to compete in a competitive supply market. Northern also possesses the sophisticated billing and proprietary information systems that are believed by the Company to be critically important components of the skill and technology base necessary to compete effectively in a deregulated environment.
    The Company believes that the electricity industry in the U.S. will also progressively deregulate over the next three to five years and will largely follow the regulatory model established in the U.K. (with incentive based rates or price caps). As currently regulated U.S. electricity distributors and electricity and gas suppliers attempt to rationalize their businesses to maintain profitability in a price competitive market, the Company believes that opportunities will become available to low cost and reliable providers of energy services to gain market share in energy supply and provide additional services to competitors (such as utility line construction and maintenance services, metering, customer billing and information systems services). As a result, the Company believes that by acquiring a U.S. utility operation and transferring the knowledge, skills and systems gained at Northern, it can create a platform from which a U.S. energy distribution and supply business can be profitably established and expanded in a deregulated market. Consistent with its disciplined approach to acquisitions, the Company will continue to evaluate U.S. utility available opportunities from time to time, although it currently has no specific acquisition plans.

      o Growth through greenfield development of energy projects. The Company continues to view the international power generation sector as an attractive market for the development of new greenfield energy opportunities, an area in which it has demonstrated substantial expertise. In the past three years, the Company has developed and financed seven new international power projects, three of which have already completed construction on schedule and within budget and are now earning revenues and the remaining four of which are still in the construction phase. With the acquisition of Sovereign Exploration Ltd. (now CalEnergy Gas UK) as part of the Northern acquisition, the Company has expanded its development strategy to include integrated generation and upstream natural gas operations. The addition of gas exploration, production and technical storage capabilities allows the Company to expand its number of target markets throughout the world. In addition, utilization of its geotechnical expertise in this manner allows early entrance with limited upfront capital expenditures into markets in which the Company might not otherwise have power development opportunities. The integration of power generation plants with the upstream gas sources in competitive energy markets will also produce market arbitrage opportunities to sell either gas or electricity depending upon market conditions at the time. The Company previously announced two upstream gas projects, one in Western Australia at the Gingin field in the Perth Basin and one in Poland at the large Pila Concession.

       o Profit enhancement through operating efficiencies while maintaining quality and reliability of service. The Company aggressively pursues profitability improvements through efficiency and productivity gains at existing operations. Since 1991, the cost of production per kilowatt hour ("kWh") at the Company's Coso Projects has declined from 2.7 cents/kWh to 2.0 cents/kWh. Since 1994, the cost of production per kWh at the Imperial Valley Projects (as defined herein) has declined from 5.3 cents/kWh to 2.9 cents/kWh. In each case, the Company has achieved these efficiencies while maintaining high reliability and safety in its operation. Through continuing advancements in drilling technology, reservoir modeling and well maintenance techniques, the production capacity of new and existing wells has been improved or maintained and, as a result, the useful output of the various geothermal resources has been improved or maintained.

     o Continued diversification of revenue base and fuel sources. The Company believes that it presently has a diversified revenue base, distributed among its ownership of an operating electricity utility, its ownership of 1,689 net MW in twenty-one operating projects and its ownership of producing gas fields. Other than the revenues of
Northern, which are largely derived from its electricity distribution and supply activities, substantially all of the Company's current revenues are based on long-term contracts with seven large U.S. utility companies and the foreign government of the Philippines (sovereign ratings of Ba1/BB+). The Company intends to seek continued diversification of its revenue base and fuel sources through acquisitions and greenfield development.

       o Maintenance of prudent financial and risk management practices. The Company has consistently maintained, and intends in the future to maintain what it believes to be prudent financial and risk management practices. A primary objective of the Company is to structure project financing for development projects which can be rated investment grade by Moody's Investor Services Inc. and Standard & Poor's Ratings Services. Its Coso projects are rated Baa2/BBB; its Salton Sea Funding Corp. is rated Baa3/BBB-; its Northern Electric subsidiary is rated A3/BBB+, and its CE Electric UK Funding Company subsidiary's senior notes are rated Baa1/BBB+. The debt ratings reflected above have been published by Moody's Investors Services, Inc. and Standard & Poor's Ratings Services, respectively, in respect of certain senior indebtedness of the respective issuers shown. These ratings may be changed from time to time by the ratings agencies. The project financing structures engaged in to date by the Company include as a fundamental protection for the Company's other assets the requirement that (with certain minimal exceptions) the funds borrowed for the purpose of financing a project are to be financed primarily or entirely under loan agreements and related documents which provide that the loans are to be repaid solely from the project's revenues and that the security granted to secure the loan obligation be limited to the capital stock, assets, contracts and cash flow of the project or its holding company. Under this type of financing structure, the lenders cannot seek recourse against the Company or its other subsidiaries or projects. The Company intends to continue to structure future projects in a manner which minimizes the exposure of the Company's other assets through appropriate non-recourse project financings.

      o Continued adherence to strict project evaluation criteria. The Company intends to operate only in those countries where economic fundamentals are believed to be attractive and risks can be contractually mitigated or adequately covered by insurance. The Company's international investment criteria generally includes giving due consideration, where appropriate, to the following:
          o  Sovereign guarantees;
          o  Significant demand for new power generating facilities;
          o An established legal system providing for enforceability of contracts and regulations;
          o Contracts with utilities, governments or other parties with acceptable creditworthiness which provide for primarily US$-denominated payments and certain contractual protections regarding currency convertibility and transferability;
          o Fixed-price date-certain, turnkey construction contracts with liquidated damages and performance security provisions; and
          o  Availability of political risk insurance.

    The Company intends to continue to focus primarily upon those development opportunities where it is permitted, directly or indirectly, to acquire a majority ownership interest and exercise operational control over the newly developed or acquired projects.


                       The Global Energy Market

      The opportunity for independent power generation and energy distribution and supply has expanded from a United States market to a global competitive market as many foreign countries have initiated restructuring and privatization policies that encourage the development of independent power generation and independent distribution and supply of energy. Internationally, large amounts of new electric power generating capacity are required in developing countries. The movement toward privatization in some developing countries has created significant new markets outside the United States. The need for rapid economic expansion has caused many countries to select private power development as their only practical alternative and to restructure their legislative and regulatory systems to facilitate such development. The Company believes that the significant need for power in developing markets has created strong local support for private power projects in many foreign countries and has increased the availability of attractive long-term power contracts. The Company intends to take advantage of opportunities in these markets and to develop, construct and acquire power generation, distribution and supply and related energy projects meeting its strategic criteria outside the United States.

      In addition, as privatization, deregulation and restructuring initiatives are enacted in various countries and states, the Company has identified a number of promising opportunities to acquire power generation, distribution and supply assets, as well as other energy related infrastructure assets. These opportunities include bidding opportunities in connection with privatization initiatives in the electricity and gas distribution and supply sectors in various countries, including principally Eastern Europe, South America, Australia and New Zealand. The Company expects to see more of such acquisition opportunities in additional markets in the future.

      In pursuing its strategy, the Company presently intends to focus upon development and acquisition opportunities in countries possessing certain characteristics which meet the Company's investment criteria. At the present time, the Company is active in the United States, the Philippines and the United Kingdom and is pursuing development opportunities in Australia, New Zealand and Poland. Set forth below is certain general information concerning the present status of the energy markets in those countries in which the Company currently has significant operations.

     The United States

      In the United States, the independent power industry expanded rapidly in the 1980s, facilitated by the enactment of the Public Utilities Regulatory Policies Act ("PURPA"). PURPA was enacted to encourage the production of electricity by non-utility companies (frequently referred to as independent power companies) as well as to lessen reliance on imported fuels. According to the Utility Data Institute, independent power producers were responsible for the installation of approximately 30,000 MW of capacity, or 50%, of the United States electric generation capacity that has been placed in service since 1988. However, as the size of the United States independent power market increased, available domestic power capacity and competition in the industry also significantly increased and the need for new generating capacity has been reduced.

      During the last few years, many states began to accelerate the movement toward more competition in many aspects of the electric power market, including generation, transmission, distribution and supply. Extensive federal and state legislative and regulatory reviews are presently underway in an effort to further such competition. In particular, the state of California has adopted a bill to restructure the electric industry by providing for a phased-in competitive power generation industry, with a power exchange and independent system operator, and for direct access to generation for all power purchasers outside the power exchange under certain circumstances. The bill provides that existing qualifying facility power sales agreements will be honored. Other states have or are expected to take similar steps aimed at increasing competition by restructuring the electric industry, allowing retail competition and deregulating most electric rates. In addition, recent federal legislation has been proposed which would repeal PURPA and the Public Utility Holding Company Act of 1935, as amended, respectively. The Company cannot predict the final form or timing of the proposed industry restructuring or the result on its operations. However, the Company believes that the impending changes in the regulation of the United States power markets will reflect many aspects of the United Kingdom model (discussed below) for competitive generation, transmission, distribution and supply of energy. The Company further expects that the current effort to introduce broader wholesale and retail competition in the United States will result in a continuation and acceleration of the recent trend toward consolidation among domestic utilities and independent power producers and an increase in the trend toward disaggregation (or unbundling) of vertically integrated utilities into separate generation, transmission and distribution businesses.

     The United Kingdom

      The electricity industry in the United Kingdom has seen the ongoing privatization of electric supply and distribution since 1990. The Electricity Act of 1989 established an industry structure that permitted this phased-in privatization to occur. Since that time, in England and Wales, electricity is produced by generators, the largest of which are National Power, PowerGen and British Energy. Electricity is transmitted through the national grid transmission system by The
National Grid Company plc ("NGC") and distributed to customers by the twelve regional electric companies ("RECs") in their respective authorized areas. Most customers currently are supplied with electricity by their local REC, although there are other suppliers holding second tier supply licenses, including other generators and
RECs, who can compete to supply larger customers in that REC's authorized area. Under the current licensing regime, during 1998 it is expected that all customers, including those who are currently customers  with  a  maximum demand of not more than  100kW  ("Franchise
Supply Customers"), will become free to choose their electricity supplier.

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

      Distribution. Each of the RECs is required to offer terms for connection to its distribution system to any person, and for use of its distribution system to any authorized electricity operator. In providing use of its distribution system, a REC must not discriminate between its own supply business and that of any other authorized electricity operator, or between those of other authorized electricity operators; nor may its charges differ except where justified by differences in cost.

      Most revenue of the distribution business is controlled by a distribution price control formula. The Retail Price Index ("RPI") used in this formula reflects the average of the 12 month inflation rates recorded for the previous July to December period. The distribution price control formula also reflects an XD factor which is established by the Regulator following review and is set at 3% from April 1, 1997. This formula determines the maximum average price per unit of electricity distributed (in pence per kilowatt hour) which a REC is entitled to charge. The distribution price control formula permits RECs to receive additional revenues due to increased distribution of units and a predetermined increase in customer numbers. The price control does not seek to constrain the profits of a REC from year to year. It is a control on income which operates independently of the REC's costs. During the lifetime of the price control additional cost savings therefore contribute directly to profit. The distribution prices allowable under the current distribution price control formula are expected to be reviewed by the Regulator at the expiration of the formula's scheduled five-year duration, effective as of April 1, 2000. The formula may be further reviewed at other times in the discretion of the Regulator.

      With effect from April 1, 1998, domestic and smaller commercial customers' prices will be subject to a price cap which requires reductions of 4.2% (less inflation) compared to the prices prevailing in July 1997. A further reduction of 3% (less inflation) will be required on April 1, 1999.

      Supply. Subject to minor exceptions, all electricity customers in the United Kingdom must be supplied by a licensed supplier. Licensed suppliers purchase electricity and make use of the transmission and distribution networks to achieve delivery to customers' premises.

      There are two types of licensed suppliers: PES (or "first tier") suppliers and second tier suppliers. PESs are the RECs, Scottish Power and Hydro-Electric, each supplying in its respective authorized area. Second tier suppliers include National Power, PowerGen, British Energy, Scottish Power, Hydro-Electric and other PESs supplying outside their respective authorized areas. There are also a number of independent second tier suppliers.

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

      The supply of electricity to all Franchise Supply Customers is subject to price control until March 31, 1998. The maximum permitted average charge per unit supplied (in pence per kilowatt hour) is controlled by a formula whereby certain costs are passed through in full (the Y term) to customers. The permitted income per unit supplied in respect of the supply business' own costs and margin increases (or decreases) each year by RPI--X (the "Supply Price Control Formula") where X is currently 2%. RPI reflects the average of the 12 month inflation rates recorded for the previous July to December period. The X factor is established by the Regulator during the price control review. The Y term is a pass-through of certain costs which are either largely outside the control of the REC or have been regulated elsewhere. It thus covers the REC's electricity purchase costs, including both direct Pool purchase costs and costs of hedging, transmission charges made by NGC, distribution charges made by its own and other REC distribution businesses and other levies which are attributable to Franchise Supply Customers. Associated with the deregulation occurring in 1998, a different form of price cap will be established for some of the current Franchise Supply Customers.

      The Pool. The Pool was established at the time of privatization for bulk trading of electricity in England and Wales between generators and suppliers. The Pool reflects two principal characteristics of the physical generation and supply of electricity from a particular generator to a particular supplier. First, it is not possible to trace electricity from a particular generator to a particular supplier.
Second, it is not practicable to store electricity in significant quantities, creating the need for a constant matching of supply and demand. Subject to certain exceptions, all electricity generated in England and Wales must be sold and purchased through the Pool. All licensed generators and suppliers must become and remain signatories to the Pooling and Settlement Agreement, which governs the constitution and operation of the Pool and the calculation of payments due to and from generators and suppliers. The Pool also provides centralized settlement of accounts and clearing. The Pool does not itself buy or sell electricity.

     Prices for electricity are set by the Pool daily for each one-half hour of the following day based on the bids of the generators and a complex set of calculations matching supply and demand and taking account of system stability, security and other costs. A settlement system is used to calculate prices and to process metered, operational and other data and to carry out the other procedures necessary to calculate the payments due under the Pool trading arrangements. The settlement system is administered on a day-to-day basis by Energy Settlements and Information Services, Limited, a subsidiary of NGC, as settlement system administrator.

      The price control regulations which govern the authorized area supply market permit the pass-through to customers of certain permitted costs, which include the cost of arrangements such as CFDs to hedge against Pool price volatility. Generally, CFDs are contracts between generators and suppliers that have the effect of fixing the price of electricity for a contracted quantity of electricity over a specific time period. Differences between the actual price set by the Pool and the agreed prices give rise to difference payments between the parties to the particular CFD. At any time, Northern's forecast franchise supply market demand is substantially hedged through various types of agreements including CFDs.

     The Philippines

      According to the 1995 Power Development Program (1995-2005) (the "PDP") of the National Power Corporation of the Philippines ("NPC"), industrial growth, a rising standard of living and an expanding power distribution network have resulted in increased demand for electrical power in the Philippines by an average of 6% per year since 1987. NPC has projected that over the next 10 years the need for additional generating capacity in the Philippines will exceed 14,000 MW. Demand growth is expected to increase as industrialization continues, living standards rise and the power distribution network expands. According to the PDP, for the period 1996 to 2000, projected peak power demand is estimated to increase by approximately 60%, 64%, and 90% for Luzon, the Visayas, and Mindanao, respectively. For the country, total projected peak power is estimated to increase by 3,826 MW or 65% from 1996 to 2000. For the period 2001 to 2005, projected peak power is estimated to increase by approximately 50%, 43%, and 59% for Luzon, the Visayas, and Mindanao, respectively. For the country, total projected peak power is estimated to increase by 5,459 MW or 51% from 2001 to 2005.

       The PDP proposes to meet this demand by increasing the participation of the private sector in power generation to 32% in 2000, and to 61% in 2005, through direct sales to utilities by independent power producers and the use of build-own-operate-transfer projects. NPC also will offer existing power plants to the private sector through
rehabilitate-operate-maintain      and       rehabilitate-operate-lease
arrangements.

     Geothermal power has been identified as a preferred alternative by the Government of the Philippines due to the domestic availability and the minimal environmental effects of geothermal power in comparison to other forms of power production.

            The Company's Distribution and Supply Business

      Northern Electric Distribution Limited ("Northern Distribution"), a subsidiary of Northern, receives electricity from the national grid transmission system and distributes electricity to each customer's premises using Northern's network of transformers, switchgear and cables. Substantially all of the customers in Northern's authorized area are connected to Northern's network and can only be supplied with electricity through the Northern distribution system, regardless of whether the electricity is supplied by Northern's supply business or by other suppliers, thus providing Northern with distribution volume that is stable from year to year. Northern Distribution serves approximately
1.5 million customers in Northern's area and charges its customers access fees for the use of the distribution system.

      At December 31, 1997, Northern's electricity distribution network (excluding service connections to consumers) included approximately 17,000 kilometers of overhead lines and approximately 26,000 kilometers of underground cables. Substantially all substations are owned in freehold, and most of the balance are held on leases which will not expire within 10 years. In addition to the circuits referred to above, Northern's distribution facilities also include approximately 24,000 transformers and approximately 23,000 substations.

      Northern Electric Supply Limited ("Northern Supply") focuses on Northern's supply business and is responsible for marketing, tariff setting, contracts and customer service in connection with the supply of both electricity and gas. Northern's supply business involves the bulk purchase of electricity, primarily from the Pool, and subsequent sale to individual customers. Each of the RECs is currently the exclusive supplier of electricity in its authorized area to Franchise Supply Customers. The formula described above controls the income that the supply business may receive from Franchise Supply Customers and therefore the profits that can be derived from the supply of electricity to Franchise Supply Customers. Supplies to other customers are not regulated since the Director General of Electricity Supply (the "Regulator") believes that the market in excess of 100kW is sufficiently competitive not to require this. The current regulations that permit each of the RECs to be the exclusive supplier in each of their authorized areas are expected to expire during 1998.

     Under the terms of its public electricity supply ("PES") or "first tier" license, Northern currently holds the right to supply approximately 1.5 million Franchise Supply Customers within Northern's authorized area. In addition to competing for non-Franchise Supply Customers in its authorized area, Northern holds a second tier license to compete with the RECs and other suppliers to provide electricity to non-Franchise Supply Customers outside its authorized area. Northern is one of the largest suppliers in the competitive and open electricity market in the United Kingdom and supplies customers in all 15 PES areas in Great Britain and Northern Ireland. Northern supplies substantially more sites than it had previously supplied prior to the beginning of open competition in the supply business in the United Kingdom.

     Northern Supply also competes to supply gas inside and outside its authorized area. Over the last six months of 1997, Northern expanded its supply customer base by 20% by attracting nearly 300,000 new gas customers in part through the Dual Fuel marketing program.

      Northern Utility Services Limited ("Northern Utility") is an engineering company whose role is to adapt, maintain and restore the distribution network of Northern Distribution and to sell related services to third parties. Northern Utility has been able to make significant cost reductions for Northern during the past year by working with suppliers in order to improve core processes, close selected depot locations, increase staff productivity and reduce material and plant costs. Northern Utility has pioneered techniques using innovative diagnostic testing equipment which reduces the need for intrusive maintenance. The equipment can identify some of the causes of potential systems failures before breakdown and subsequent loss of supply occurs. Also, the continued development in the use of trenchless technology has brought both financial and environmental benefits to Northern and its customers. While Northern Utility's largest customer is Northern Distribution, it currently sells an average of approximately 14% of its services to third parties. Northern Utility is Northern's largest employer.

     Northern Electric Retail Limited ("Northern Retail"), a subsidiary of Northern, sells electrical and gas appliances and provides account collection and customer services for Northern's other businesses.

      Northern Metering Services Limited ("Northern Metering"), a subsidiary of Northern, provides meter supply, installation, refurbishment and certification services as well as meter operator and data collection services. Northern Metering has developed an energy profiling system which helps businesses reduce costs through the more efficient use of all fuels, not just electricity.



           The Company's Power Generation Project Portfolio

      The Company currently has net ownership interests of an aggregate of (i) 1,689 net MW in 21 projects in operation representing an aggregate net capacity of 3,510 net MW of electric generating capacity,
(ii) 327 net MW in four projects under construction representing an aggregate net capacity of 415 net MW of electric generating capacity and (iii) 945 net MW in eight projects in advanced development stages with signed power sales agreements or under award representing an aggregate net capacity of 1,184 net MW of electric generating capacity.

      The following tables set out certain information concerning various Company projects in operation, under construction and in development pursuant to signed power sales agreements or awarded mandates.
                       Power Generation Projects


Projects in Operation

PROJECT(6) FUEL   FACILITY NET     LOCATION PROJECT    CONTRACT CONTRACT POWER
           SOURCE NET      OWNERSHIP        COMMERCIAL EXPIRATION TYPE  PURCHASE
                  CAPACITY INTEREST         OPERATION
                  (IN MW)  (IN MW)          DATE(9)
                  (1)(2)(3)

United States
Navy I     Geo      88      41      China    8/1987    8/2011    SO4    Edison
                                    Lake,CA
BLM        Geo      88      42      China    3/1989    3/2019    SO4    Edison
                                    Lake,CA
Navy II    Geo      88      44      China    1/1990    1/2010    SO4    Edison
                                    Lake,CA
Vulcan     Geo      34      34      Imperial 2/1986    2/2016    SO4    Edison
                                    Valley,CA
Hoch (Del  Geo      38      38      Imperial 1/1989    12/2018   SO4    Edison
Ranch)                              Valley,CA
Elmore     Geo      38      38      Imperial 1/1989    12/2018   SO4    Edison
                                    Valley,CA
Leathers   Geo      38      38      Imperial  1/1990   12/2019   SO4    Edison
                                    Valley,CA
Salton     Geo      10      10      Imperial  7/1987   6/2017  Negot.   Edison
Sea I                               Valley,CA
Salton     Geo      20      20      Imperial  4/1990   4/2020    SO4    Edison
Sea II                              Valley,CA
Salton     Geo      50      50      Imperial  2/1989   2/2019    SO4    Edison
Sea III                             Valley,CA
Salton     Geo      40      40      Imperial  6/1996   9/2017  Negot.   Edison
Sea IV                              Valley,CA
Saranac    Gas     240     180      Plattsburg 6/1994  6/2009  Negot.   NYSEG
                                    NY
Power      Gas     200     200      Big Spring,6/1988  9/2003  Negot.   TUEC
Resources                           TX
NorCon     Gas      80      64      North East,12/1992 12/2017 Negot.   NIMO
                                    PA
Yuma       Gas      50      50      Yuma,AZ     5/1994  5/2024 Negot.   SDG&E
Roosevelt  Geo      23      17      Milford,UT  5/1984  1/2021 Gathered UP&L
Hot Springs (5)                                                Steam
Desert     Geo      10      10      Sparks,NV     1985  Not    Negot.   SPPC
Peak                                                    Fixed

United Kingdom
Teesside   Gas   1,875     289      Wilton,       1993  2008   Negot.   Various
Power                               England
Limited

Philippines
Upper      Geo     119     119      Leyte,        1996 CO+10   Build,   PNOC-EDC
Mahiao                              Philippines                Own     (GOP)(8)
(7)                                                            Transfer
Malitbog   Geo     216     216      Leyte,     1996-97 CO+10   Build,   PNOC-EDC
(7)                                 Philippines                Own     (GOP)(8)
                                                               Transfer
Mahanagdong Geo    165     149      Leyte,        1997 CO+10   Build,   PNOC-EDC
(7)                                 Philippines                Own     (GOP)(8)
                                                               Transfer

Total in         3,510   1,689
Operation

(1)Excludes royalty income received by Magma from the Mammoth and East Mesa plants.
(2)Actual MW may vary depending on operating and reservoir conditions and plant design. Facility Net Capacity (in MW) for projects in operation represents gross electric output of the facility less the parasitic load. Parasitic load is electrical output used by the facility and not made available for sale to utilities or other outside purchasers. Net MW owned indicates current ownership, but, in some cases, does not reflect the current allocation of partnership distributions.
(3)With respect to the Vulcan, Hoch (Del Ranch), Elmore, Leathers, Salton Sea I, Salton Sea II, Salton Sea III and Salton Sea IV Projects, this represents nominal nameplate.
(4)Southern California Edison Company ("Edison"); San Diego Gas & Electric Company ("SDG&E"); Utah Power & Light Company ("UP&L"); Sierra Pacific Power Company ("SPPC") ; New York State Electric & Gas Corporation ("NYSEG"); Texas Utilities Electric Company ("TUEC"); and Niagara Mohawk Power Corporation ("NIMO"); PNOC-Energy Development Corporation ("PNOC-EDC"); Government of Philippines ("GOP").
(5)Represents the electrical equivalent of delivered steam.
(6)The  Company  operates  all  such projects  other  than  Teesside  Power
Limited.
(7)Construction of these facilities has been completed and, accordingly, these facilities have been "deemed complete" by PNOC-EDC and are currently receiving the full capacity payments under the "take or pay" provisions of their contracts with PNOC-EDC, pending NPC making available to these projects a full capacity transmission line.
(8)Government of Philippines undertaking supports PNOC-EDC's obligations.
(9)Commercial Operation ("CO") plus number of years.



Projects in Construction

PROJECT    FUEL   FACILITY NET  LOCATION CONTRACT   CONTRACT  POWER   POLITICAL
           SOURCE NET      OWNER         EXPIRATION TYPE      PURCHASER RISK
                  CAPACITY INTEREST      (1)                  (2)      INSURANCE
                  (IN MW)  (IN MW)                                     AND
                  (5)                                                  PRIMARILY
                                                                       US$
                                                                       CONTRACT

United Kingdom
Viking      Gas     50      25    Seal      CO+10    Negot   Northern    No
                                  Sands on
                                  Teesside,
                                  England

Philippines
Casecnan    Hydro  150     105    Luzon,the CO+20    Build,  NIA         Yes
(4)                               Philippines        Own     (GOP)(3)
                                                     Transfer
Indonesia
Dieng        Geo    55      52    Central   CO+30    Build,  PLN         Yes
Unit                              Java,              Own,    (GOI)
I(6)                              Indonesia          Transfer
Dieng        Geo    80      75    Central   CO+30    Build,  PLN         Yes
Unit                              Java,              Own,   (GOI)
II(6)                             Indonesia          Transfer
Patuha       Geo    80      70    Western   CO+30    Build,  PLN         Yes
Unit                              Java,              Own,    (GOI)
I(6)                              Indonesia          Transfer

Total in           415     327
Construction


(1)Commercial Operation ("CO") plus number of years.
(2)Government of the Philippines ("GOP"); P.T. PLN (Persero) ("PLN"); Government of Indonesia ("GOI"); and Philippine National Irrigation Administration ("NIA"), Northern Electric plc ("Northern").
(3)Government of the Philippines undertaking supports NIA's obligations.
(4)NIA also purchases water from this facility.
(5)Actual MW may vary depending on operating and reservoir conditions and final plant design. Significant contingencies exist in respect of awards, including without limitation, the need to obtain financing, permits and licenses, and the completion of construction.
(6)See discussion of uncertainties caused by recent actions of Government of Indonesia below.

Projects  with  Signed  Power Sales Contracts  or  Awarded  Development
Rights


PROJECT(S)  FUEL   FACILITY  NET      LOCATION  CONTRACT   CONTRACT   POWER
           SOURCE NET       OWNERSHIP          EXPIRATION TYPE       PURCHASER
                  CAPACITY  INTEREST           (2)                   (3)
                  (IN MW)   (IN MW)
                  (1)

United States

Salton Sea   Geo     49        49  Imperial      TBD        TBD        TBD
Sea Mineral                        Valley, CA
Extraction
Telephone    Geo     30        30  Siskiyou       CO+20     Negot.     BPA
Flat(7)                            County, CA

United Kingdom
Exeter       Gas     50        25  England        CO+10     Negot.    Northern

Philippines
Alto Peak    Geo     70        70  Leyte,the      CO+10     Build,    PNOC-EDC
                                   Philippines              Own,      (GOP)(4)
                                                            Transfer

Indonesia
Dieng        Geo    265       249  Central Java,  CO+30     Build,    PLN
Phase II                           Indonesia                Own,      (GOI)
(6)                                                         Transfer
Patuha       Geo    320       282  Western Java,  CO+30     Build,    PLN
Phase II                           Indonesia                Own,      (GOI)
                                                            Transfer
Bali(6)      Geo    400       240  Bali,          CO+30     Build,    PLN
                                   Indonesia                Own,      (GOI)
                                                            Transfer

Total             1,184       945
Contracted/Awarded


(1)Actual MW may vary depending on operating and reservoir conditions and plant design. Facility Net Capacity (in MW) represents facility gross capacity (in MW) less parasitic load. Parasitic load is electrical output used by the facility and not made available for sale to utilities or other outside purchasers.
(2)Commercial Operation ("CO") plus number of years.
(3)PNOC-Energy Development Corporation ("PNOC-EDC"), Government of the Philippines ("GOP"); P.T. PLN (Persero)("PLN"); Government of Indonesia ("GOI"); Northern Electric plc ("Northern"); Bonneville Power Authority ("BPA")
(4)Government   of   the   Philippines  undertaking   supports   PNOC-EDC's
obligations.
(5)Significant contingencies exist in respect of awards, including without limitation, the need to obtain financing, permits and licenses, and the completion of construction.
(6)See discussion of uncertainties caused by recent actions by the Government of Indonesia below.
(7)The Newberry project has been moved to Telephone Flat to take advantage of better reservoir conditions at the latter location. A settlement agreement has been executed with BPA to recognize the move, subject to completion of certain activities including an environmental impact statement.




                         PROJECTS IN OPERATION

United States Operations

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

      The Coso Joint Ventures are as follows: (i) Coso Finance Partners, which owns the Navy I Project (the "Navy I Partnership"),
(ii) Coso Energy Developers, which owns the BLM Project (the "BLM Partnership") and (iii) Coso Power Developers, which owns the Navy II Project (the "Navy II Partnership"). The Company holds ownership interests of 46.4%, 48% and 50% in the Navy I Partnership, the BLM Partnership, and the Navy II Partnership, respectively. The Company consolidates its respective share of the operating results of the Coso Joint Ventures into its financial statements. Each of the Coso Joint Ventures is managed by a management committee which consists of two representatives of the Company and two representatives of the Company's partners. The Company is the managing partner of each of the Coso Partnerships and operates the Coso Project, for which it receives fees from the Coso Joint Ventures.

     The Coso Project sells all electricity generated by the respective plants pursuant to three long-term SO4 Agreements between the Navy I Partnership, the BLM Partnership, and the Navy II Partnership, respectively, and Edison. These SO4 Agreements provide for capacity payments, capacity bonus payments and energy payments. Edison makes fixed annual capacity payments to the Coso Joint Ventures and, to the extent that capacity factors exceed certain benchmarks, is required to make capacity bonus payments. The price for capacity and capacity bonus payments is fixed for the life of the SO4 Agreements. Energy is sold at increasing fixed rates for the first ten years after firm operation and thereafter at Edison's Avoided Cost of Energy. The fixed price periods of the SO4 Agreements extend until at least August 1997, March 1999 and January 2000 for each of the units operated by the Navy I, BLM and Navy II Partnerships, respectively.

      For the year ended December 31, 1997 and 1996 Edison's average Avoided Cost of Energy was 3.3 cents and 2.5 cents, respectively, per kWh which is substantially below the contract energy prices earned for the year ended December 31, 1997. Estimates of Edison's future Avoided Cost of Energy vary substantially from year to year. The Company cannot predict the likely level of Avoided Cost of Energy prices under the SO4 Agreements and the modified SO4 Agreements at the expiration of the scheduled payment periods. The revenues generated by each of the projects operating under SO4 Agreements could decline significantly after the expiration of the respective scheduled payment periods.

      On June 9, 1997, Edison filed a complaint alleging breach of the power purchase agreements ("SO4 Agreements") between Edison and the Coso Joint Ventures as a result of alleged improper venting of certain noncondensible gases at the Coso geothermal energy project. In the complaint, Edison seeks unspecified damages, including the refund of certain amounts previously paid under the SO4 Agreements, and termination of the SO4 Agreements. In September 1997, the Coso Joint Ventures and the Company filed a cross-complaint against Edison and its affiliates, The Mission Group and Mission Power Engineering Company alleging, among other things, that Edison's lawsuit violates the 1993 settlement agreement which settled certain litigation arising from the construction of certain units at the Coso geothermal project by Edison affiliates. In addition, the Coso Joint Ventures filed a separate complaint against Edison alleging breach of the SO4 Agreements, unfair business practices, slander and various other tort and contract claims. The actions were effectively consolidated in December 1997. As a result of certain procedural actions by the parties and a November court order, Edison filed an amended complaint on December 16, 1997 and the Coso Joint Ventures amended their cross-complaint. The litigation is in its early procedural stages and the pleadings have not been settled. The Coso Joint Ventures believe that their claims and defenses are meritorious and that they will prevail if the matter is ultimately heard on its merits. The Coso Joint Ventures intend to vigorously defend this action and prosecute all available counterclaims against Edison.

      Navy I Project. The geothermal resource for the Navy I Project currently is produced from approximately 35 wells. The Navy I Project consists of three turbine generators, each with approximately 32 gross MW of electrical generating capacity.

      BLM Project. The BLM Project's geothermal resource currently is produced from approximately 24 wells. The BLM Project consists of three turbine generators. Two of these turbine generators are located at the BLM East site in a dual flash system, and one is located at the BLM West site in a single flash system, each with an electrical generating capacity of 32 gross MW.

      Navy II Project. The geothermal resource for the Navy II Project currently is produced from approximately 23 wells. The Navy II Project consists of three individual turbine generators, each with approximately 32 gross MW of electrical generating capacity.

     Imperial Valley Project

      The Company currently operates eight geothermal plants in the Imperial Valley in California (the "Imperial Valley Project"). Four of these Imperial Valley Project plants (the "Partnership Projects") were developed by Magma which originally owned a 50% interest. On April 17, 1996, the Company completed the Partnership Interest Acquisition pursuant to which the Company acquired the remaining 50% interests in each of the Partnership Projects for $70 million. The Partnership Projects consist of the Vulcan, Hoch (Del Ranch), Elmore and Leathers projects (the "Vulcan Project," the "Hoch (Del Ranch) Project," the "Elmore Project" and the "Leathers Project," respectively).

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

     Vulcan.  The Vulcan Project sells electricity to Edison under a 30-
year  SO4  Agreement that commenced on February 10, 1986.   The  Vulcan
Project has a contract capacity and contract nameplate of 29.5 MW and 34 MW, respectively. Under the SO4 Agreement, Edison is obligated to pay the Vulcan Project a capacity payment, a capacity bonus payment and an energy payment.

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

      The price for contract capacity payments is fixed for the life of the SO4 Agreement. The fixed price period for energy payments per kWh expires on January 1, 1999. After January 1, 1999, the energy payments will be based on Edison's Avoided Cost.

     Elmore.  The Elmore Project sells electricity to Edison under a 30-
year  SO4  Agreement that commenced on January 1, 1989.   The  contract
capacity and contract nameplate are 34 MW and 38 MW, respectively. The provisions of such SO4 Agreement are substantially the same as the SO4 Agreement with respect to the Vulcan Project.

      The price for contract capacity payments is fixed for the life of SO4 Agreement. The fixed price period for energy payments per kWh expires on December 31, 1998. After December 31, 1998, the energy payments will be based on Edison's Avoided Cost of Energy.

      Leathers. The Leathers Project sells electricity to Edison pursuant to a 30-year SO4 Agreement that commenced on January 1, 1990. The contract capacity and contract nameplate are 34 MW and 38 MW, respectively. The provisions of such SO4 Agreement are substantially the same as the SO4 Agreement with respect to the Vulcan Project.

      The price for contract capacity payments is fixed for the life of
SO4  Agreement  which  expires on December 31, 1999.   Thereafter,  the
energy payments will be based on Edison's Avoided Cost of Energy.

      Salton Sea I Project. The Salton Sea I Project sells electricity to Edison pursuant to a 30-year negotiated power purchase agreement, as amended (the "Salton Sea I PPA"), which provides capacity and energy payments. The contract capacity and contract nameplate are each 10 MW.

      The capacity payment is based on the firm capacity price which is currently $132.58kW-year. The contract capacity payment adjusts quarterly based on a basket of energy indices for the term of the Salton Sea I PPA. The energy payment is calculated using a Base Price (defined as the initial value of the energy payment (4.701 center per kWh for the second quarter of 1992)), which is subject to quarterly adjustments based on a basket of indices. The time period weighted average energy payment for Salton Sea I was 5.3 cents per kWh during
1997. As the Salton Sea I PPA is not an SO4 Agreement, the energy payments do not revert to Edison's Avoided Cost of Energy.

       Salton Sea II Project. The Salton Sea II Project sells electricity to Edison pursuant to a 30-year modified SO4 Agreement that commenced on April 5, 1990. The contract capacity and contract nameplate are 15 MW (16.5 MW during on-peak periods) and 20 MW, respectively,. The contract requires Edison to make capacity payments, capacity bonus payments and energy payments. The price for contract capacity and contract capacity bonus payments is fixed for the life of the modified SO4 Agreement. The energy payments for the first ten-year period, which period expires on April 4, 2000, are levelized at a time period weighted average of 10.6 cents per kWh. Thereafter, the monthly energy payments will be Edison's Avoided Cost of Energy. Edison is entitled to receive, at no cost, 5% of all energy delivered in excess of 80% of contract capacity through September 30, 2004.

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

     U.S. Gas Projects

      Yuma Project. The Yuma Project is a 50 net MW natural gas-fired cogeneration project in Yuma, Arizona providing 50 MW of electricity to San Diego Gas & Electric Company ("SDG&E") under an existing 30-year power purchase contract. The energy is sold at SDG&E's Avoided Cost of Energy and the capacity is sold to SDG&E at a fixed price for the life of the power purchase contract. The power is wheeled to SDG&E over transmission lines constructed and owned by Arizona Public Service Company ("APS"). An agreement for interconnection and a firm transmission service agreement have been executed between APS and the Yuma Project entity and have been accepted for filing by the FERC.

      The Yuma Project commenced commercial operation in May 1994. The project entity has executed steam sales contracts with an adjacent industrial entity to act as its thermal host. Since the industrial entity has the right under its agreement to terminate the agreement upon one year's notice if a change in its technology eliminates its need for steam, and in any case to terminate the agreement at any time upon three years notice, there can be no assurance that the Yuma Project will maintain its status as a QF. However, if the industrial entity terminates the agreement, the Company anticipates that it will be able to locate an alternative thermal host in order to maintain its status as a QF. A natural gas supply and transportation agreement has been executed with Southwest Gas Corporation, terminable under certain circumstances by the Company and Southwest Gas Corporation. The Yuma Project is unleveraged other than intercompany debt.

      Saranac Project. Saranac is a 240 net MW natural gas-fired cogeneration facility located in Plattsburgh, New York, which began commercial operation in June 1994. Saranac has entered into a 15-year power purchase agreement (the "Saranac PPA") with NYSEG. Saranac is a QF and has entered into 15-year steam purchase agreements (the "Saranac Steam Purchase Agreements") with Georgia-Pacific Corporation and Tenneco Packaging, Inc. Saranac has a 15-year natural gas supply contract (the "Saranac Gas Supply Agreement") with Shell Canada Limited ("Shell Canada") to supply 100% of Saranac's fuel requirements. Shell Canada is responsible for production and delivery of natural gas to the U.S.-Canadian border; the gas is then transported by the North Country Gas Pipeline Corporation ("NCGP") the remaining 22 miles to the plant. NCGP is a wholly-owned subsidiary of Saranac Power Partners, L.P. (the "Saranac Partnership"), which also owns Saranac. NCGP also transports gas for NYSEG and Georgia-Pacific.

     Each of the Saranac PPA, the Saranac Steam Purchase Agreements and the Saranac Gas Supply Agreement contains rates that are fixed for the respective contract terms. Revenues escalate at a higher rate than fuel costs. The Saranac Partnership is owned by subsidiaries of the Company, Tomen Corporation ("Tomen"), and General Electric Capital Corporation.

      On February 14, 1995, NYSEG filed with the FERC a Petition for a Declaratory Order, Complaint, and Request for Modification of Rates in Power Purchase Agreements Imposed Pursuant to the Public Utility Regulatory Policies Act of 1978 ("Petition") seeking FERC (i) to declare that the rates NYSEG pays under the Saranac PPA, which was approved by the New York Public Service Commission (the "PSC"), were in excess of the level permitted under PURPA and (ii) to authorize the PSC to reform the Saranac PPA. On March 14, 1995, the Saranac Partnership intervened in opposition to the Petition asserting, Inter alia, that the Saranac PPA fully complied with PURPA, that NYSEG's action was untimely and that the FERC lacked authority to modify the Saranac PPA. On March 15, 1995, the Company intervened also in opposition to the Petition and asserted similar arguments. On April 12, 1995, the FERC by a unanimous (5-0) decision issued an order denying the various forms of relief requested by NYSEG and finding that the rates required under the Saranac PPA were consistent with PURPA and the FERC's regulations. On May 11, 1995, NYSEG requested rehearing of the order and, by order issued July 19, 1995, the FERC unanimously (5-0) denied NYSEG's request. On June 14, 1995, NYSEG petitioned the United States Court of Appeals for the District of Columbia Circuit (the "Court of Appeals") for review of FERC's April 12, 1995 order. FERC moved to dismiss NYSEG's petition for review on July 28, 1995. On October 30, 1996, all parties filed final briefs and the Court of Appeals heard oral arguments on December 2, 1996. On July 11, 1997, the Court of Appeals dismissed NYSEG's appeal from FERC's denial of the petition on jurisdictional grounds.

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

      NYSEG's suit asserts that the PSC and the FERC improperly implemented PURPA in authorizing the pricing terms that NYSEG, the Saranac Partnership and Lockport agreed to in those contracts. The action raises similar legal arguments to those rejected by the FERC in its April and July 1995 orders. NYSEG in addition asks for retroactive reformation of the contracts as of the date of commercial operation and seeks a refund of $281 million from the Saranac Partnership. Saranac and other parties have filed motions to dismiss and oral arguments on those motions were heard on March 2, 1998. Saranac believes that NYSEG's claims are without merit for the same reasons described in the FERC's orders.

      Power Resources Project. Power Resources is a 200 net MW natural gas-fired cogeneration project located near Big Spring, Texas, which has a 15-year power purchase agreement (the "Power Resources PPA") with Texas Utilities Electric Company. Power Resources began commercial operation in June 1988. Power Resources is a QF and has entered into a 15-year steam purchase agreement (the "Power Resources Steam Purchase Agreement") with Fina Oil and Chemical Company ("Fina"), a subsidiary of Petrofina S.A. of Belgium.

      Power Resources has entered into an agreement (the "FSGC Gas Supply Agreement") with Falcon Seaboard Gas Company ("FSGC") for Power Resources' fuel requirements through December 2003. FSGC has fulfilled its commitments to Power Resources, Inc. ("PRI") to date using a combination of spot purchases plus short-term contracts. In June 1995, FSGC and Louis Dreyfus Natural Gas Corp. ("Dreyfus") executed an eight-year natural gas supply agreement (the "FSGC-Dreyfus Gas Supply Agreement"), with which FSGC will fulfill its supply commitment to PRI from October 1995 to the end of the term of the Power Resources PPA. Accordingly, through the FSGC-Dreyfus Gas Supply Agreement, all gas requirements have been contracted for through the end of the Power Resources PPA.

      Each  of  the  Power  Resources PPA, the  Power  Resources  Steam
Purchase Agreement and the FSGC Gas Supply Agreement contains rates that are fixed for the respective contract terms. Revenues escalate at a higher rate than fuel costs.

      NorCon Project. NorCon is an 80 net MW natural gas-fired cogeneration facility located in North East, Pennsylvania which began commercial operation in December 1992. NorCon has a 25-year power purchase agreement (the "NorCon PPA") with Niagara Mohawk Power Corporation ("NIMO"). NorCon is a QF and has entered into a 20-year steam purchase agreement (the "NorCon Thermal Energy Agreement") with Welch Foods Inc., a Cooperative ("Welch Foods").

      NorCon has a 15-year natural gas supply contract (the "NorCon Gas Purchase Agreement") with Louis Dreyfus Gas Marketing Corp. to supply 100% of NorCon's fuel requirements. A twenty-year natural gas transportation agreement has been entered into with National Fuel Gas Supply Corporation ("National Fuel") to provide transportation to NorCon. Transportation costs are deducted from payments made pursuant to the NorCon Gas Purchase Agreement. The NorCon PPA has rates that are subject to a specified floor amount. The NorCon Thermal Energy Agreement contains rates that escalate at an inflation-based index, and the NorCon Gas Purchase Agreement's rates are fixed for the contract term.

      NorCon Power Partners, L.P. ("the "NorCon Partnership"), which owns NorCon, is owned by subsidiaries of the Company and Tomen.

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

     Other U.S. Geothermal Operations

       Roosevelt Hot Springs. The Company operates and owns an approximately 70% indirect interest in a geothermal steam field which supplies geothermal steam to a 23 net MW power plant owned by Utah Power & Light Company ("UP&L") located on the Roosevelt Hot Springs property under a 30-year steam sales contract. The Company obtained approximately $20.3 million of cash under a pre-sale agreement with UP&L whereby UP&L paid in advance for the steam produced by the steam field. The Company must make certain penalty payments to UP&L if the steam produced does not meet certain quantity and quality requirements.

      Desert  Peak.   The  Company  is the  owner,  and  currently  the
operator, of a 10 net MW geothermal plant at Sparks, Nevada. The Desert Peak Project has been selling electricity to Sierra Pacific Power Company ("SPPC") on a spot market basis since its power sales contract with SPPC expired December 31, 1995. The Company recently executed an agreement pursuant to which the Desert Peak Project will be leased to a third party power producer and the Company will receive rental payments.

     Royalty Interests

      Mammoth. Magma receives royalty revenues from a 10 net MW and a 12 net MW contract nameplate geothermal power plant (the "First Mammoth Plant" and the "Second Mammoth Plant," respectively, and referred to herein, collectively, as the "Mammoth Plants") at Mammoth Lakes, California. Electricity from the Mammoth Plants is sold to Edison under two long-term power purchase agreements. The First Mammoth Plant and the Second Mammoth Plant began commercial operation in 1985 and 1991, respectively. Magma leases both property and geothermal resources to support the Mammoth Plants in return for certain base royalty and bonus royalty payments. For the First Mammoth Plant and the Second Mammoth Plant, the base royalty is 12.5% and 12%, respectively, of gross electricity sales revenues. The bonus royalty for the Mammoth Plants is 50% of the excess of annual gross electricity sales revenues over an annual revenue standard based on the Mammoth Plants operating at 85% of contract capacity.

      East Mesa. Magma also receives royalty revenues from a 37 net MW contract nameplate geothermal power plant (with two units) at East Mesa in Imperial Valley, California (the "East Mesa Project"). Electricity from the plant has been sold to Edison pursuant to two SO4 Agreements formerly held by Magma. The East Mesa Project participants have executed an agreement with Edison to terminate the SO4 Agreement. Pursuant to a Settlement Agreement, Magma consented to such termination.

United Kingdom Operations and Construction

      In the United Kingdom, a Northern subsidiary, Northern Electric Generation Limited ("Northern Generation"), focuses on electricity generation, primarily through its ownership in Teesside (described herein). Northern Generation also operates a 5 MW diesel power generating plant located in Northallerton, England in which the Company has a 3 MW net ownership interest.

      Teesside. Teesside Power Limited ("Teesside") owns and operates an 1,875 net MW combined cycle gas-fired power plant at Wilton. Northern owns a 15.4% interest in Teesside, but does not operate the plant. Northern purchases 400 MW of electricity from Teesside under a long-term power purchase agreement.

     Viking. Viking Power Limited ("Viking") is a company owned 50% by Northern and 50% by Rolls-Royce Power Ventures. Viking is a project to construct a 50 net MW natural gas-fired power plant at Seal Sands on Teesside. The project will utilize an aero-derivative Rolls-Royce Trent Engine and it will be embedded on the Northern distribution network. Construction has commenced on the plant and the project is being managed by Northern and will be operated by Northern upon commercial operation.

The Philippines Operations and Construction

      Upper Mahiao. The Upper Mahiao facility was "deemed complete" by PNOC-EDC as of June 17, 1996, meaning that construction of the facility was completed on time but the required full capacity transmission line was not completed and provided to CE Cebu Geothermal Power Company, Inc. ("CE Cebu"), a Philippine corporation that is 100% indirectly owned by the Company. During deemed completion, PNOC-EDC is required to pay all capacity fees under the take or pay provisions of the contract. PNOC-EDC is paying such capacity fees on a timely basis. Effective September 13, 1996, the "deemed completion" was modified, to allow delivery of up to 40 MW of power through a temporary transmission facility. This amendment allows for payment to CE Cebu of fees for energy delivered in addition to continuing the payment for the full capacity fee.

      A consortium of international banks provided the construction loans, supported by political risk insurance from the Ex-Im Bank. The construction loan is expected to be converted to a term loan promptly after NPC completes the full capacity transmission line. The transmission line is currently being tested and testing is expected to be completed in the second quarter of 1998.

      Under the terms of an energy conversion agreement, executed on September 6, 1993 (the "Upper Mahiao ECA"), CE Cebu will own and operate the Upper Mahiao Project during the ten-year cooperation period, after which ownership will be transferred to PNOC-EDC at no cost.

      The Upper Mahiao Project is located on land provided by PNOC-EDC at no cost. It takes geothermal steam and fluid, also provided by PNOC-EDC at no cost, and converts its thermal energy into electrical energy sold to PNOC-EDC on a "take-or-pay" basis. Specifically, PNOC-EDC is obligated to pay for 100% of the electric capacity that is nominated each year by CE Cebu, irrespective of whether PNOC-EDC is willing or able to accept delivery of such capacity. PNOC-EDC pays to CE Cebu a fee (the "Capacity Fee") based on the plant capacity nominated to PNOC-
EDC   in   any  year  (which,  at  the  plant's  design  capacity,   is
approximately  95% of total contract revenues) and a fee  (the  "Energy
Fee")   based  on  the  electricity  actually  delivered  to   PNOC-EDC
(approximately  5%  of total contract revenues).   Payments  under  the
Upper Mahiao ECA are denominated in U.S. dollars, or computed in U.S. dollars and paid in Philippine pesos at the then-current exchange rate, except for the Energy Fee. Significant portions of the Capacity Fee and Energy Fee are indexed to U.S. and Philippine inflation rates,
respectively.    PNOC-EDC's  payment  requirements,   and   its   other
obligations under the Upper Mahiao ECA, are supported by the Government of the Philippines through a performance undertaking.

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

      Mahanagdong. The Mahanagdong Project is a 165 net MW geothermal power project owned and operated by CE Luzon Geothermal Power Company, Inc. ("CE Luzon"), a Philippine corporation that is currently 100% indirectly owned by the Company. Up to a 10% financial interest in CE Luzon may be purchased at completion by another industrial company at the option of such company. The Mahanagdong Project was "deemed complete" by PNOC-EDC as of July 25, 1997. The Mahanagdong Project will sell 100% of its capacity on a similar basis as described above for the Upper Mahiao Project to PNOC-EDC, which will in turn sell the power to NPC for distribution to the island of Luzon.

     The project financing construction and term loan is being provided by OPIC, Ex-Im Bank and a consortium of international banks. Political risk insurance from Ex-Im Bank has been obtained for the commercial lenders. The construction loan is expected to be converted to a term loan promptly after NPC completes the full capacity transmission line which is currently expected to be in the second quarter of 1998.

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

     Malitbog. The Malitbog Project is a 216 net MW geothermal project owned and operated by Visayas Geothermal Power Company ("VGPC"), a Philippine general partnership that is wholly owned, indirectly, by the Company. The three Units of the Malitbog facility were "deemed complete" by PNOC-EDC as of July 25, 1996 (for Unit I) and July 25, 1997 (for Units II and III). During deemed completion, PNOC-EDC is required to pay, and has been paying, all capacity fees under the take or pay provisions of the contract. VGPC is selling 100% of its capacity on substantially the same basis as described above for the Upper Mahiao Project to PNOC-EDC, which will in turn sell the power to NPC.

      A consortium of international banks and OPIC have provided the construction and term loan facilities. The construction loan is expected to be converted to a term loan promptly after NPC completes the full capacity transmission line. The transmission line is currently being tested and testing is expected to be completed in the second quarter of 1998.

     The Malitbog Project is located on land provided by PNOC-EDC at no cost. The electrical energy produced by the facility will be sold to PNOC-EDC on a take-or-pay basis. Specifically, PNOC-EDC is obligated to make payments (the "Capacity Payments") to VGPC based upon the available capacity of the Malitbog Project. The Capacity Payments equal approximately 100% of total revenues. The Capacity Payments will be payable so long as the Malitbog Project is available to produce electricity, even if the Malitbog Project is not operating due to scheduled maintenance, because PNOC-EDC fails to supply steam to the Malitbog Project as required or because NPC is unable (or unwilling) to accept delivery of electricity from the Malitbog Project. In addition, PNOC-EDC must continue to make the Capacity Payments if there is a force majeure event (e.g., war, nationalization, etc.) that affects the operation of the Malitbog Project and that is within the reasonable control of PNOC-EDC or the Government of the Philippines or any agency or authority thereof. A substantial majority of the Capacity Payments are required to be made by PNOC-EDC in dollars. The portion of Capacity Payments payable to PNOC-EDC in pesos is expected to vary over the term of the Malitbog ECA from 10% of VGPC's revenues in the early years of the Cooperation Period (as defined below) to 23% of VGPC's revenues at the end of the Cooperation Period. Payments made in pesos will generally be made to a peso-dominated account and will be used to pay peso-denominated operation and maintenance expenses with respect to the Malitbog Project and Philippine withholding taxes, if any, on the Malitbog Project's debt service. The Government of the Philippines has entered into a performance undertaking (the "Performance Undertaking"), which provides that all of PNOC-EDC's obligations pursuant to the Malitbog ECA carry the full faith and credit of, and are affirmed and guaranteed by, the Government of the Philippines.

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

      The Malitbog ECA cooperation period will expire ten years after the date of commencement of commercial operation of Unit III. At the end of the cooperation period, the facility will be transferred to PNOC-EDC at no cost, on an "as is" basis. All of PNOC-EDC's obligations under the Malitbog ECA are supported by the Government of the Philippines through a performance undertaking. The capacity fees are 100% of total revenues and there is no energy fee.

      Casecnan. In November 1995, the Company closed the financing and commenced construction of the Casecnan Project, a combined irrigation and 150 net MW hydroelectric power generation project (the "Casecnan Project") located in the central part of the island of Luzon in the Republic of the Philippines. The Casecnan Project will consist generally of diversion structures in the Casecnan and Denip Rivers that will divert water into a tunnel of approximately 23 kilometers. The tunnel will transfer the water from the Casecnan and Denip Rivers into the Pantabangan Reservoir for irrigation and hydroelectric use in the Central Luzon area. An underground powerhouse located at the end of the water tunnel and before the Pantabangan Reservoir will house a power plant consisting of approximately 150 MW of newly installed rated electrical capacity. A tailrace tunnel of approximately three kilometers will deliver water from the water tunnel and the new powerhouse to the Pantabangan Reservoir, providing additional water for irrigation and increasing the potential electrical generation of two downstream existing hydroelectric facilities of the NPC.

       CE Casecnan Water and Energy Company, Inc., a Philippine corporation ("CE Casecnan") which is presently indirectly owned as to approximately 70% of its equity by the Company, is developing the Casecnan Project under the terms of the Project Agreement between CE Casecnan and the National Irrigation Administration ("NIA"). Under the Project Agreement, CE Casecnan will develop, finance and construct the Casecnan Project over the construction period, and thereafter own and operate the Casecnan Project for 20 years (the "Cooperation Period"). During the Cooperation Period, NIA is obligated to accept all deliveries of water and energy, and so long as the Casecnan Project is physically capable of operating and delivering in accordance with agreed levels set forth in the Project Agreement, NIA will pay CE Casecnan a guaranteed fee for the delivery of water and a guaranteed fee for the delivery of electricity, regardless of the amount of water or electricity actually delivered. In addition, NIA will pay a fee for all electricity delivered in excess of a threshold amount up to a specified amount. NIA will sell the electricity it purchases to NPC, although NIA's obligations to CE Casecnan under the Project Agreement are not dependent on NPC's purchase of the electricity from NIA. All fees to be paid by NIA to CE Casecnan are payable in U.S. dollars. The guaranteed fees for the delivery of water and energy are expected to provide approximately 70% of CE Casecnan's revenues.

      The Project Agreement provides for additional compensation to the CE Casecnan upon the occurrence of certain events, including increases in Philippine taxes and adverse changes in Philippine law. Upon the occurrence and during the continuance of certain force majeure events, including those associated with Philippines political action, NIA may be obligated to buy the Casecnan Project from CE Casecnan at a buy out price expected to be in excess of the aggregate principal amount of the outstanding CE Casecnan debt securities, together with accrued but unpaid interest. At the end of the Cooperation Period, the Casecnan Project will be transferred to NIA and NPC for no additional consideration on an "as is" basis.

      The Republic of the Philippines has provided a Performance Undertaking under which NIA's obligations under the Project Agreement are guaranteed by the full faith and credit of the Republic of the Philippines. The Project Agreement and the Performance Undertaking provide for the resolution of disputes by binding arbitration in Singapore under international arbitration rules.

      The Casecnan Project was being constructed pursuant to a fixed-price, date-certain, turnkey construction contract (the "Hanbo Contract") on a joint and several basis by Hanbo Corporation ("Hanbo") and Hanbo Engineering and Construction Company Ltd. ("HECC"), both of which are South Korean corporations. As of May 7, 1997, CE Casecnan terminated the Hanbo Contract due to defaults by Hanbo and HECC including the insolvency of each such company. CE Casecnan entered into a new turnkey engineering, procurement and construction contract to complete the construction of the Casecnan Project (the "Replacement Contract"). The work under the Replacement Contract will be conducted by a consortium of contractors and subcontractors including Siemens A.G., Sulzer Hydro Ltd., Black & Veatch and Colenco Power Engineering Ltd. and will be headed by Cooperativa Muratori Cementisti CMC di Ravenna and Impresa Pizzarotti & C. Spa (collectively, the "Replacement Contractor").

      In connection with the Hanbo Contract termination, CE Casecnan tendered a certificate of drawing to Korea First Bank ("KFB") on May 7, 1997 under the irrevocable standby letter of credit issued by KFB as security under the Hanbo Contract to pay for certain transition costs and other presently ascertainable damages under the Hanbo Contract. As a result of KFB's dishonor of the draw request, CE Casecnan filed an action in New York State Court. That Court granted CE Casecnan's request for a temporary restraining order requiring KFB to deposit
$79,329,000, the amount of the requested draw, in an interest bearing account with an independent financial institution in the United States. KFB appealed this order, but the appellate court denied KFB's appeal and on May 19, 1997, KFB transferred funds in the amount of $79,329,000 to a segregated New York bank account pursuant to the Court order.

      On August 6, 1997, CE Casecnan announced that it had issued a notice to proceed to the Replacement Contractor. The Replacement Contractor was already on site and thereafter fully mobilized and
commenced  engineering,  procurement  and  construction  work  on   the
project.

      On or about August 27, 1997 CE Casecnan received a favorable summary judgment ruling in New York State Court against KFB. The judgment, which has been appealed by the bank, requires KFB to honor the $79,329,000 drawing by CE Casecnan on the $117,850,000 irrevocable standby letter of credit.

      On September 29, 1997, CE Casecnan tendered a second certificate of drawing for $10,828,000 to KFB and on December 30, 1997, CE Casecnan tendered a third certificate of drawing for $2,920,000 to KFB. KFB also wrongfully dishonored these draws, but pursuant to a stipulation agreed to deposit the draw amounts in an interest bearing account with the same independent financial institution in the United States pending resolution of the appeal regarding the first draw and agreed to expedite the appeal.

      The receipt of the letter of credit funds from KFB remains essential and CE Casecnan will continue to press KFB to honor its clear obligations under the letter of credit and to pursue Hanbo and KFB for any additional damages arising out of their actions to date. If KFB were to fail to honor its obligations, under the Casecnan letter of credit, such action could have a material adverse effect on the Casecnan Project and CE Casecnan.

      On September 2, 1997, Hanbo and HECC filed a Request for Arbitration before the International Chamber of Commerce ("ICC"). The Request for Arbitration asserts various claims by Hanbo and HECC against CE Casecnan relating to the terminated Hanbo Contract and seeks damages. On October 10, 1997, CE Casecnan served its answer and defenses in response to the Request for Arbitration as well as counterclaims against Hanbo and HECC for breaches of the Hanbo Contract. The arbitration proceedings before the ICC are ongoing and CE Casecnan intends to pursue vigorously its claims against Hanbo, HECC and KFB in the proceedings described above.

Indonesia Operations and Construction

     Dieng. On December 2, 1994, a subsidiary of the Company, Himpurna California Energy Ltd. ("HCE") executed a joint operation contract (the "JOC") for the development of the geothermal steam field and geothermal power facilities at the Dieng geothermal field, located in Central Java (the "Dieng Project") with Perusahaan Pertambangan Minyak Dan Gas Bumi Negara ("Pertamina"), the Indonesian national oil company, and executed a "take-or-pay" energy sales contract (the "ESC") with both Pertamina and PLN, the Indonesian national electric utility. HCE was formed pursuant to a joint development agreement with P.T. Himpurna Enersindo Abadi ("P.T. HEA"), its Indonesian partner, which is a subsidiary of Himpurna, an association of Indonesian military veterans, whereby the Company and P.T. HEA have agreed to work together on an exclusive basis to develop the Dieng Project (the "Dieng Joint Venture"). Subsequent to closing the KDG Acquisition in January 1998, the Dieng Joint Venture is structured with subsidiaries of the Company holding an approximate 94% interest (including certain assignments of dividend rights representing an economic interest of 4%), and P.T. HEA holding a 6% interest in the Dieng Project.

      All  government approvals for Units I (55 net MW) and II (80  net
MW) necessary for closing were received, including a support letter from the Republic of Indonesia, an off-shore loan board approval, consents to assignment from the Republic of Indonesia, PLN and Pertamina, and all required environmental approvals. Financial closing for Unit I occurred on October 3, 1996, and construction for financing for Unit II was funded on November 17, 1997.

      Pursuant to the Dieng JOC and ESC, Pertamina has granted to HCE the geothermal field and the wells and other facilities presently located thereon and HCE will build, own and operate power production units with an aggregate capacity of up to 400 MW. HCE will accept the field operation responsibility for developing and supplying the geothermal steam and fluids required to operate the plant.

      The Dieng JOC is structured as a build own transfer agreement and will expire (subject to extension by mutual agreement) on the date which is the later of (i) 42 years following effectiveness of the Dieng JOC and (ii) 30 years following the date of commencement of commercial generation of the final unit. Upon the expiration of the proposed Dieng JOC, all facilities will be transferred to Pertamina at no cost. HCE is required to pay Pertamina a production allowance equal to three percent of HCE's net operating income from the Dieng Project.

      Pursuant to the Dieng ESC, PLN agreed to purchase and pay for all of the Project's capacity and energy output on a "take or pay" basis regardless of PLN's ability to accept such energy made available from the Dieng Project for a term equal to that of the Dieng JOC. The price paid for electricity includes a base energy price per kWh multiplied by the number of kWhs the plants deliver or are "capable of delivering", whichever is greater. Energy price payments are also subject to adjustment for inflation. PLN will also pay a capacity payment based on plant capacity. All such payments are payable in U.S. dollars.

     PT Kiewit/Holt Indonesia, an affiliate of PKS, executed agreements to construct Dieng Unit I and Unit II pursuant to a fixed price, date certain, turnkey construction contract. Affiliates of PKS will provide the engineered supply with respect to Dieng Unit I and Unit II pursuant to a fixed price, date certain, turnkey supply contract.

      Patuha. The Company's subsidiary, Patuha Power, Ltd. ("PPL") executed a JOC and ESC with Pertamina and PLN, respectively on substantially the same terms as the Dieng project. The Patuha project is located in Western Java. All government approvals for Patuha Unit I (80 net MW) necessary for closing were received, including a support letter from the Republic of Indonesia, on offshore loan board approval, consents to assignment from the Republic of Indonesia, PLN and Pertamina, and all required environmental approvals. Construction financing was funded for Patuha Unit I in September 1997. Patuha Unit I is being constructed by PT Kiewit/Holt Indonesia pursuant to a fixed price, date certain, turnkey construction contract. Affiliates of PKS will provide engineered supply with respect to Patuha Unit I pursuant to a fixed price, date certain, turnkey supply contract.

      Bali.   Significant infrastructure construction and well drilling
has occurred at the Bali site, but power plant construction has not commenced.

      On about June 12, 1997, the Company's special purpose subsidiary, CE Indonesia Funding Corp., entered into a $400 million revolving credit facility (which is nonrecourse to the Company) to finance the development and construction of the Company's geothermal power facilities in Indonesia. Funding under such facility has occurred for Dieng Unit I, Dieng Unit II and Patuha Unit I.

       Recent Presidential Decrees in Indonesia have created uncertainties regarding the Company's Indonesian activities resulting in the Company recognizing an $87 million non-recurring charge in the fourth quarter of 1997. The Company is proceeding cautiously and is actively pursuing resolution of the issues involving the Indonesian projects in order to protect the Company's interests. Less than five percent of the Company's total assets are invested in Indonesia. The Company intends to take all actions necessary to ensure the Government of Indonesia honors the project contracts.

      Economies of emerging countries typically experience periods of success and periods of setback. The Company's projects in emerging regions have been and will continue to be structured to minimize risk and have consistently obtained political risk insurance for investments and sovereign guarantees for our projects in Indonesia. In addition, payments in accordance with the project contracts, are in U.S. dollars and therefore are not directly affected by local currency fluctuations.


                        PROJECTS IN DEVELOPMENT

      The following is a summary description of certain information concerning the Company's advanced stage development projects. Since these projects are still in development there can be no assurance that this information will not change materially over time. In addition, there can be no assurance that development efforts on any particular project, or the Company's development efforts generally, will be successful. See also "Risk Factors" contained in the accompanying Prospectus.

United States

      Salton Sea Minerals Extraction. The Company has developed a process providing for the extraction of minerals from elements in solution in the geothermal brine and fluids utilized at its Imperial Valley plants (the "Salton Sea Extraction Project") as well as the production of power to be used in the extraction process. The initial phase of the project would require delivery of at least 15 MW of power. A pilot plant has successfully produced commercial quality zinc at the Company's Imperial Valley Project. Zinc is primarily used in galvanizing steel for use in the automobile industry. The Company intends to sequentially develop manganese, silver, gold, lead, boron, lithium and other products as it further develops the extraction technology. If successfully developed, the mineral extraction process will provide an environmentally responsible and low cost minerals recovery methodology. The Company is also investigating producing silica from the solids precipitated out of the geothermal power process. Silica is used as a filler for such products as paint, plastics and high temperature cement.

     Telephone Flat. Under a Bonneville Power Administration ("BPA") geothermal pilot program, the Company has been developing a 30 net MW geothermal project which was originally located in the Newberry Known Geothermal Resource Area in Deschutes County, Oregon (the "Telephone Flat Project"). The BPA contract arrangements have been amended to reflect the relocation of the project to Telephone Flat in Northern California where the Company has two successful production wells. Under the amended BPA contract arrangements, BPA will purchase 30 MW from the project and has an option to purchase an additional 100 MW. The movement of the project to this alternative location and BPA's purchase obligation are subject to obtaining a final environmental impact statement relating to the new site location.

United Kingdom

      Exeter. Exeter Power Limited ("Exeter") is a company owned 50% by Northern Electric Generation Limited and 50% by Rolls-Royce Power Ventures. Exeter is developing a 50 net MW gas-fired power plant at Exeter, England. This project is based upon the U.K. "Mid-merit" model (described below) and will be managed and operated by Northern upon commercial operation. The power purchase contract and permits for the project are currently being finalized.

     U.K. Mid-merit Projects. The Company, through Northern Generation, is pursuing a number of "Mid-merit" project opportunities in addition to Exeter and Viking (which is under construction), in conjunction with and separate from Rolls-Royce. "Mid-merit" projects are those projects which have generation units having a registered capacity of 50 net MW or less. As a result, these projects only require local planning permission and limited central government permits. In addition, these projects are connected to the local distribution system and not the National Grid, which means these projects do not have to be a member of the Pool and pay generator related grid and Pool charges.

      These Mid-merit generating projects are also not subject to central dispatch by the National Grid and therefore allow for the potential of gas arbitrage between the electricity day-ahead pool market and the within-day gas spot market. Northern supplies gas to these projects through a gas tolling contract arrangement.

      Finally, these projects are based on open (simple) cycle aero derivative gas turbines which are ideally suited to multiple start/stop operations. This flexible capability provides significant economic benefits to Northern's electricity supply business in buying electricity from the Mid-merit plant and avoiding pool purchases at high pool price times and making Pool purchases when the Pool price is below the Mid-merit plant's marginal costs.

     U.K. Gas Transportation and Storage. The Company, through CE Gas, is pursuing a number of gas transportation and storage opportunities in the U.K. to integrate with its North Sea upstream gas production operations.

Philippines

      Alto Peak. The Alto Peak Project is a smaller geothermal project in the same general area of Leyte as the Upper Mahiao, Mahanagdong and Malitbog Projects. A subsidiary of the Company and PNOC-EDC have executed a 70 net MW Energy Conversion Agreement, dated May 7, 1994. The general terms and conditions are similar to the Malitbog Energy Conversion Agreement ("ECA"). However, the plant design has not been initiated because PNOC-EDC has not finalized the steam conditions (pressure, composition and pH). PNOC-EDC is still drilling and testing the geothermal wells that will supply steam to such project.
Consequently, the ECA has been extended and the Company has not commenced financing arrangements for the Alto Peak Project.

Indonesia

      Dieng Phase II, Patuha Phase II and Bali. The Company's Dieng, Patuha and Bali projects in Indonesia represent ongoing, development programs of 985 MW under contract, to be brought into commercial operation on a modular basis as the steam fields are drilled and developed. However, the situation in Indonesia has created some significant challenges for the Company, requiring an $87 million non-recurring charge in the fourth quarter of 1997.

       Producing Gas Field Operations and Fields in Development

      CE  Gas  UK  Limited.  CE Gas UK Limited  ("CE  Gas")  is  a  gas
exploration and production company which is focused on developing integrated upstream gas projects. Its "upstream gas" business consists of the exploration, development and production, including transportation and storage, of gas for delivery to a point of sale into either a gas supply market or a power generation facility. CE Gas holds various interests in the southern basin of the United Kingdom sector of the North Sea, as described below. Also as is more fully discussed below, CE Gas has recently been involved in certain gas development and exploration activities relating to a large gas field prospect in Poland and the Gingin field in the Perth Basin in Australia.


The Company's Producing Gas Field Operations and Fields in Development

PRODUCING GAS FIELDS             SHARE OF     CURRENT        LOCATION
                                 REMAINING    % WORKING
                                 RESERVES     INTEREST
                                 BCF(1)


Windermere                       15.0         20%            U.K. Offshore
                                                             (North Sea)
Victor                           12.1         5%             U.K. Offshore
                                                             (North Sea)
Schooner                         11.1         2%             U.K. Offshore
                                                             (North Sea)
Johnston                         18.0         18.264%        U.K. Offshore
                                                             (North Sea)
FIELDS IN DEVELOPMENT            Size Km2

Gingin Concession                2,960        9%(2)          S.W. Australia
                                                             Onshore
                                                             (Perth Basin)
Pila Concession                  13,000(3)    100%           N.W. Poland
                                                             (Polish Trough)



(1)Gas reserves in Billion cubic feet (or "Bcf") as of December 31, 1997. The Classification "Remaining" means reserves which geophysical, geological and engineering data indicate to be in place or recoverable (as the case may be) with a 50% probability the reserves will exceed the estimate.
(2)Currently CE Gas beneficially owns 9% of Gingin Concession with a right to earn up to a 50% working interest.
(3)Subject to 25% relinquishment after every 2 years during the 8 year contract term based on work program results.


Producing Fields

      Windermere Field (Producing). The Windermere Field is located in the Eastern part of the Southern North Sea approximately 62 miles east of Hull on the U.K. coast and has Remaining reserves of 15.0 bcf net to CE Gas. The field is produced by an unmanned platform which has two wells. The gas is transported via an 8" pipeline to the Markham Field where it is processed, compressed and delivered through the K13 pipeline system to the Den Helder terminal on the Netherlands coast. CE Gas holds a 20% working interest in this field which commenced production in April 1997 and currently has average net daily production of 9.0 MM scfd (million standard cubic feet per day). Gas is sold to N.V. Nederlandse Gasunie.

      Victor Field (Producing). The Victor gas field is located in the central part of the Southern North Sea, approximately 80 miles east of the Theddlethorpe terminal on the U.K. coast and has net Remaining reserves of 12.1 bcf net to CE Gas. An unmanned platform is installed and the field produces from 5 production wells and a sixth subsea well tied back to the platform. The gas is exported through a 16" pipeline to the Viking field and then onwards to the Theddlethorpe shore terminal. The Victor field has been in production since September 1984, and currently has average daily production of 5.94 MM scfd and sells its gas to British Gas Trading Limited. CE Gas holds a 5% working interest in this field.

      Schooner Field (Producing). The Schooner Field is located in the Northern part of the Southern North Sea and has Remaining reserves of
11.1 bcf. The field is produced by an unmanned platform which is tied back through a 28km 16" flowline to the Murdoch platform. Production is achieved from four wells with a fifth well planned this year. The gas is transported through the CMS pipeline to the Theddlethorpe shore terminal. CE Gas holds a 2.07% working interest in the Schooner Field, which commenced production in October 1996 and currently has average net daily production of 1.8 MM scfd. The CE Gas share of the gas is sold to its affiliate Northern.

      Johnston Field (Producing). The Johnston gas field is located in the Southern North Sea approximately 56 miles north east of Scarborough on the U.K. coast and has Remaining reserves of 18 bcf net to CE gas. The field is produced from three subsea wells tied back to the Ravenspurn North field via a 4.5 mile, 12" pipeline. Gas is exported via the Cleeton field to the Dimlington terminal via a 33 mile, 36" pipeline. The Johnston field has been in production since October 1994 at an average daily rate of 53 MMscfd. Gas is sold to Eastern Natural Gas. CE Gas has a 18.264% working interest in this field.

Fields in Development

      Pila. In August 1997, CE Gas signed an eight year concession development agreement with the Polish government providing it with the exclusive right (a 100% working interest) to develop the extensive (13,000 square kilometers) undeveloped Pila gas concession in the Polish Trough in northwest Poland. CE Gas is committed to a seismic and drilling work program to develop producing areas within the concession over that period, subject to relinquishment of up to 25% of the concession area after every two years, with only developed areas to be retained by CE Gas at the end of the eight year term. The Company believes that there is the potential to structure an integrated upstream gas/power generation project at the Pila concession, subject to (among other things) identifying a suitable site and negotiating an acceptable power offtake agreement.

      Gingin Gas Field. In August 1997, CE Gas signed an earn-in agreement with Empire Gas of Australia, the permit holder for various concession areas in the Gingin field in the Perth Basin in Western Australia. The earn-in agreement provides CE Gas with the ability, through a seismic and drilling phased work program, to obtain up to a 50% working interest in the main concession area totaling 2,960 square kilometers and up to a 33% working interest in four ancillary concession areas totaling 9,451 square kilometers. Gingin gas reserves are estimated by Empire Gas to be 470 bcf. Given the advantages of the location of the Gingin field, in close proximity to an industrial area and electric residential load center, the Company believes that the Gingin field possesses the potential for an integrated upstream gas/power generation project.

     Both electricity and gas are in the process of being opened up for competition. 95% of all gas to SW Australia is currently supplied from the NW shelf (Dampier to Bunbury pipeline--1500km). The Onshore Perth Basin is known to be gas prone but has been significantly underexplored and underdeveloped. Historically, gas has been a state controlled energy sector in Australia. The Gingin field proved gas in the early
1970s. The Company believes that new technologies now offer the potential for extracting significant gas reserves through more advanced recovery methods, and the Company, which currently beneficially owns a 9% interest in the Gingin Concession, has the right to earn up to a 50% working interest under its phased seismic and drilling work program with Empire Gas of Australia.

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

     In the general election held in the United Kingdom on May 1, 1997, the Labour Party won a majority of seats in the United Kingdom Parliament. On July 31, 1997, the United Kingdom Parliament passed the so called "windfall tax" to be levied on privatized utilities which resulted in a charge to net income of approximately $136 million. See the Company's Current Report on Form 8-K dated July 7, 1997, incorporated herein by reference. There can be no assurance that other possible changes in tax or utility regulation by the United Kingdom government, by whichever party it is controlled, would not have a material adverse effect on the Company's results of operations. In March 1998 the Government published a consultation on utility regulation. This paper outlined a number of proposals for discussion. The stated objectives are "fairness and efficiency" which the
Government regard as "the key to securing a long-term, stable and effective framework capable of serving consumers well and of taking these industries into the next millennium". Some of the proposals under consideration would require legislative changes.


                               Employees

      At December 31, 1997, the Company and its subsidiaries (including Northern) employed approximately 4,300 people. None of the Coso Partnerships, the Falcon Project nor the Imperial Valley Project partnerships hire or retain any employees. All employees necessary to the operation of the Coso Project are provided by the Company under certain plant and field operations and maintenance agreements. All employees necessary to operate the Falcon and Imperial Valley Projects are provided by affiliates of the Company under certain administrative services and operation and maintenance agreements. International development activities in Indonesia and the Philippines are principally performed by employees of affiliates of the Company and operations will be performed by employees of the local project entities. The Company's affiliates currently maintain offices in Manila and Jakarta.

      Of Northern's employees, at December 31, 1997, approximately 86% are represented by labor unions. All Northern employees who are not party to a personal employment contract are subject to collective bargaining agreements that are covered by eight separate business agreements. These arrangements may be amended by joint agreement between the trade unions and the individual business through negotiation in the appropriate Joint Business Council. Northern believes that its relations with its employees are good.

Item 2.   Properties

      Property. The Company's most significant physical properties, other than those owned by Northern (described herein), are its 21 operating power facilities, its plants under construction and related real property interests. The Company also maintains an inventory of approximately 200,000 acres of geothermal property leases. The Company owns its principal executive offices and leases its offices in Jakarta and Manila. Certain of the producing acreage owned by Magma is leased to Mammoth-Pacific as owner and operator of the Mammoth Plants, and Magma, as lessor, receives royalties from the revenues earned by such power plants. The Company, as lessee, pays certain royalties and other fees to the property owners and other royalty interest holders from the revenue generated by the Imperial Valley Project.

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

      Northern owns the freehold of its principal executive offices in Newcastle upon Tyne, England. Northern has both network and non-network land and building. At December 31, 1997, Northern had freehold and leasehold interests in approximately 7,500 network properties, comprising principally sub-station sites. The recorded historical cost account net book value of total network land and buildings at December 31, 1997 was pounds sterling 23.9 million. Northern owns, directly or indirectly, the freehold or leasehold interests of such land and buildings. At December 31, 1997 Northern had freehold and leasehold interests in approximately 102 non-network properties comprising chiefly offices, former retail outlets, depots, warehouses and workshops. The recorded historical cost account net book value of total non-network land and buildings at December 31, 1997 was pounds sterling
25.6 million.

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


                             PRICE
                             RANGE

                             HIGH     LOW

Fiscal Year Ending
December 31, 1997

Fourth Quarter              39.625   28.00
Third Quarter               41.75  30.9375
Second Quarter              41.625  32.625
First Quarter               38.375  32.125

Fiscal Year Ending
December 31, 1996

Fourth Quarter              33.625  28.125
Third Quarter               31.875  22.875
Second Quarter              28.375   24.00
First Quarter               26.875  18.375

Fiscal Year Ending
December 31, 1995

Fourth Quarter              20.875  17.875
Third Quarter                21.50  16.125
Second Quarter              17.125   15.50
First Quarter               18.875  15.375

      On March 23, 1998, the last reported sale price of the Common Stock on the NYSE Composite Tape was $30 7/8 per share. As of March 23, 1998, there were approximately 1,091 holders of record of the Common Stock. The Company's present policy is to reinvest earnings in the business and pay no dividends on its Common Stock. In addition, certain of the Company's current debt indentures restrict the payment of cash dividends based upon a formula and limit the amount of dividends and other distributions generally to no more than 50% of the Company's accumulated adjusted consolidated net income as defined, subsequent to April 1, 1994, plus the proceeds of any stock issuances.

      The Company's 10-1/4% senior discount notes due 2004, the Company's 9 1/2% senior notes due 2006 and the Company's 7.63% senior notes due 2007 restrict the payment of cash dividends based upon a formula and limit the amount of dividends and other distributions generally to no more than 50% of the Company's accumulated adjusted consolidated net income as defined, subsequent to April 1, 1994, plus the proceeds of any stock issuance.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

                               PART III

                              MANAGEMENT


Item 10.  Directors, Executive and Other Officers of the Company

     There is hereby incorporated by reference the information which appears under the caption "Information Regarding Nominees for Election as Directors and Directors Continuing in Office at the Annual Meeting" in the Proxy Statement. The Company's management structure is organized functionally and the current executive and other officers of the Company and their positions are as follows:

David L. Sokol         Chairman of the Board and Chief Executive Officer
Gregory E. Abel        President and Chief Operating Officer
Steven A. McArthur     Executive Vice President, General Counsel and Secretary
Craig M. Hammett       Senior Vice President and Chief Financial Officer
Douglas L. Anderson    Assistant General Counsel, Assistant Secretary
                       and General Counsel, CalEnergy Operating Company
David A. Baldwin       General Manager, Philippines
Edward F. Bazemore     Vice President, Human Resources
Robert Beck            Director, Information Systems
Donald C. Blachly      General Manager, Coso Geothermal Operations
Malcolm Chandler       Director, Northern Electric and Managing Director, Supply
P. Eric Conner         Director, Northern Electric and Managing Director,
                       Utility Services
Dave Crompton          Managing Director, Northern Electric, Retail
Richard B. Dalton      General Manager, Leyte Geothermal Operations
Alan Dickson           Tax Manager, Northern Electric
J. Douglas Divine      Vice President, Project Development
David  A.  Faulkner    Director, Personnel and Corporate  Affairs,
                       Northern Electric
John L. Featherstone   General Manager, Minerals
Vincent R. Fesmire     Vice President, Construction and Engineering
James A. Flores        Vice President, Project Finance
Adrian M. Foley III    Vice President, Marketing
Dr. John M. France     Regulation Director, Northern Electric
G. Valerie Giles       Company Secretary, Northern Electric
Patrick  J. Goodman    Vice President, Chief Accounting Officer and Controller
Brian K. Hankel        Vice President and Treasurer
Edward J. Heinrich     General Manager, U.S. Gas Operations
Gary L. Hood           General Manager, NorCon Gas Operations
Walter Keenan          Director, Human Resources
Dr. Philip S. Lawless  Managing Director, Generation, Northern Electric
Kenneth R. Lewis       General Manager, Power Resources Gas Operations
Ken Linge              Director, Financial Planning, Northern Electric
Steven G. Lyons        Project Manager, Casecnan
Thomas R. Mason        President, CalEnergy Operating Company
Frederick L. Manuel    Vice President and Chief Operating Officer, Asia
Patti J. McAtee        Director, Corporate Communications
Neil W. Midgley        Managing Director, Northern Metering Services
Donald M. O'Shei, Jr.  President, CalEnergy Development Company
David Pearson          Managing  Director, Marketing and Sales,
                       Northern Electric
Steve Raine            Managing  Director,  Northern  Information
                       Systems and Northern Electric Telecom
P. Dan Rorabaugh       General Manager, Saranac Gas Operations
John A. Schretlen      General Manager, Yuma Gas Operations
James J. Sellner       Director, Taxation
Robert S. Silberman    Senior Vice President, Administration
James D. Stallmeyer    General Counsel, Northern Electric and General
                       Counsel, CalEnergy Development Company
David Swan             Director, Northern Electric and Managing
                       Director, Distribution
James T. Turner        General  Manager, Imperial Valley Geothermal Operations
David A. Waters        Managing Director, Northern Utility Services
Jonathan M. Weisgall   Vice President, Legislative and Regulatory Affairs
Peter Youngs           Managing Director, Gas Exploration and Development

     Set forth below is certain information with respect to each of the foregoing officers:

     DAVID L. SOKOL, 41, Chairman of the Board of Directors and Chief Executive Officer. Mr. Sokol has been CEO since April 19, 1993 and served as President of CalEnergy from April 19, 1993 until January 21, 1995. Mr. Sokol has been Chairman of the Board of Directors since May 1994 and a director since March 1991. Formerly, among other positions held in the independent power industry, Mr. Sokol served as President and Chief Executive Officer of Kiewit Energy Company, which at that time was a wholly owned subsidiary of PKS, and Ogden Projects, Inc.

      GREGORY E. ABEL, 35, President and Chief Operating Officer. Mr. Abel joined the Company in 1992. Mr. Abel is a Chartered Accountant and from 1984 to 1992 he was employed by Price Waterhouse. As a Manager in the San Francisco office of Price Waterhouse, he was responsible for clients in the energy industry.

      STEVEN A. McARTHUR, 40, Executive Vice President, General Counsel and Secretary. Mr. McArthur joined the Company in February 1991. From 1988 to 1991 he was an attorney in the Corporate Finance Group at Shearman & Sterling in San Francisco. From 1984 to 1988 he was an attorney in the Corporate Finance Group at Winthrop, Stimson, Putnam & Roberts in New York.

      CRAIG M. HAMMETT, 37, Senior Vice President and Chief Financial Officer. Mr. Hammett joined the Company in 1996. Prior to joining the Company, Mr. Hammett served as Director of Project Finance for Energy Power group, as Director, Project Finance and M&A for CSW Energy and as a corporate loan officer for various financial institutions.

      DOUGLAS L. ANDERSON, 40, Assistant General Counsel, Assistant Secretary and General Counsel, CalEnergy Operating Company. Mr. Anderson joined the Company in February 1993. From 1990 to 1993, Mr. Anderson was a business attorney with Fraser, Stryker, Vaughn, Meusey, Olson, Boyer & Bloch, P.C. in Omaha. From 1987 through 1989, Mr.
Anderson was a principal in the firm Anderson & Anderson. Prior to that, from 1985 to 1987, he was an attorney with Foster, Swift, Collins & Coey, P.C. in Lansing, Michigan.

      DAVID A. BALDWIN, 33, General Manager, Philippines. Mr. Baldwin joined the Company in June 1997. From December 1996 to June 1997, Mr. Baldwin served as Vice President, Project Development for Asia Power Ltd. in Hong Kong. From October 1994 to December 1996, Mr. Baldwin was Project Director at SouthPac Corporation Ltd. in New Zealand and, prior to that, he held a series of project management and engineering positions at Shell International in the Netherlands and New Zealand.

      EDWARD F. BAZEMORE, 61, Vice President, Human Resources. Mr. Bazemore joined the Company in July 1991. From 1989 to 1991, he was Vice President, Human Resources, at Ogden Projects, Inc. in New Jersey. Prior to that, Mr. Bazemore was Director of Human Resources for Ricoh Corporation, also in New Jersey. Previously, he was Director of Industrial Relations for Scripto, Inc. in Atlanta, Georgia.

      ROBERT BECK, 36, Director, Information Systems. Mr. Beck joined the Company in April 1996. Prior to that he was employed by Inacom, Corp., Sequoia Systems, Inc., AT&T - Brandon Consulting Group, U.S.
West Marketing Resources Group, Inc., United Phone Book Advertisers, Inc. and Henningsen, Durham & Richardson ("HDR").

       DONALD C. BLACHLY, 50, General Manager, Coso Geothermal Operations. Mr. Blachly joined the Company in June 1993. Prior to that Mr. Blachly had been employed by Santa Fe Geothermal and the Sacramento Municipal Utility District in various management and engineering capacities.

      MALCOLM CHANDLER, 55, Director, Northern Electric and Managing Director, Supply. Mr. Chandler joined Northern in 1970 from Manweb as Tariffs Engineer. His management positions have included Tariffs & Supplies Manager, Regional Manager and Director of Tariffs & Contracts.

       ERIC CONNOR, 49, Director, Northern Electric and Managing Director, Utility Services. Mr. Connor joined Northern in 1992 as a Director. Prior to joining Northern, he was a Director at NEI Reyrolle Ltd. and prior to that, his appointments included: deputy group head of engineering, National Nuclear Corporation; manager computer systems, NEI Electronics (C&I Systems); systems engineer, Davy-Leowy; software engineer, Marconi Space & Defence.

      DAVE CROMPTON, 44, Managing Director, Northern Electric Retail. Mr. Crompton joined Northern Electric Retail in April 1990 where he served as Sales Director, and earlier this year also took over the Marketing function. He became Managing Director in June 1997. During his time with Northern Electric he has gained a Master in Business Administration at Durham University. Mr. Crompton has 26 years experience in electrical retailing of which 19 years were with Dixons/Currys where he held the posts of Regional Sales Manager and Divisional Marketing Manager.

       RICHARD B. DALTON, 45, General Manager, Leyte Geothermal Operations. Mr. Dalton joined the Company in November 1989. Prior to that he was Plant Superintendent at Imperial Valley from 1987 to 1989. From 1976 to 1987 Mr. Dalton was an Engineering Officer with the U.S. Merchant Marines.

     ALAN DICKSON, 49, Tax Manager, Northern Electric. Mr. Dickson joined Northern in September 1989. Prior to that Mr. Dickson served in various posts with the Inland Revenue and as District Inspector, Hexham.

      J. DOUGLAS DIVINE, 41, Vice President, Project Development. Mr. Divine joined the Company in September 1996. Prior to that, he was Director of Planning and Regulatory Affairs with Falcon Seaboard Resources Inc. from 1990 to 1996. From 1987 to 1990, he was Senior Manager of Management Consulting Services with Price Waterhouse; from 1984 to 1986 Mr. Divine was Director of Operations Review Divisions and Executive Assistant to Commissioner of the Public Utility Commission of Texas; and from 1983 to 1984, he was Coordinator of Revenue and Economic Analysis for the Governor's Office, State of Texas.

      DAVID A. FAULKNER, 50, Director, Personnel and Corporate Affairs, Northern Electric. Mr. Faulkner's management positions with the Company have included Industrial Relations Manager, Privatization Manager and Director of Corporate Affairs, to which he added responsibility for Personnel and Training in 1994.

       JOHN L. FEATHERSTONE, 53, General Manager, Minerals. Mr. Featherstone joined the Company in April 1996. From July 1995 to March 1996 he was Plant Manager with Unocal Geothermal of Indonesia. From 1993 to July 1995 he served in various supervisory capacities with the Company. From 1981 to 1995 he was Production Engineer and Production Superintendent for Unocal Geothermal.

       VINCENT R. FESMIRE, 57, Vice President, Construction and Engineering. Mr. Fesmire joined the Company in October 1993. Since joining CalEnergy, Mr. Fesmire's responsibilities have shifted from project development and implementation to construction in parallel with the status of the Company's projects. Prior to joining the Company, Mr. Fesmire was employed for 19 years with Stone & Webster, an engineering firm, serving in various management level capacities with an expertise in geothermal design engineering.

      JAMES A. FLORES, 44, Vice President, Project Finance. Prior to joining CalEnergy in May 1994, Mr. Flores was employed for 12 years with Mellon Bank, first in its Latin American Group and subsequently in its Project Finance Group.

      ADRIAN M. FOLEY, III, 51, Vice President, Marketing. Mr. Foley joined the Company in January 1994 as Project Development Manager and continued in that capacity until January 1997 when he was promoted to Vice President, Marketing. Prior to joining CalEnergy, Mr. Foley was Regional Manager, Business Development with Ogden Projects, Inc. from 1989 to 1993 and Executive Vice President with Rescom Development Company from 1980 to 1989.

      DR. JOHN M. FRANCE, 40, Regulation Director, Northern Electric. Mr. France joined Northern in 1989. From 1982 to 1989, Mr. France held a number of regulatory positions with British Gas.

      G. VALERIE GILES, 46, Company Secretary, Northern Electric. Ms. Giles joined Northern Electric in 1989. From 1987 to 1989 she was Assistant Company Secretary at Amersham International plc and worked in their legal department from 1974 to 1987.

      PATRICK J. GOODMAN, 31, Vice President, Chief Accounting Officer and Controller. Mr. Goodman joined the Company in June 1995, and served as Manager of Consolidation Accounting until September 1996 when he was promoted to Controller. Prior to joining the Company, Mr. Goodman was an accountant at Coopers & Lybrand.

      BRIAN K. HANKEL, 35, Vice President and Treasurer. Mr. Hankel joined the Company in February 1992 as Treasury Analyst and served in that position to December 1995. Mr. Hankel was appointed to Assistant Treasurer in January 1996 and was appointed Treasurer in January 1997. Prior to joining the Company, Mr. Hankel was a Money Position Analyst at FirsTier Bank of Lincoln from 1988 to 1992 and Senior Credit Analyst at FirsTier from 1987 to 1988.

      EDWARD J. HEINRICH, 44, General Manager, U.S. Gas Operations. Mr. Heinrich joined the Company in November 1993. Prior to the joining the Company Mr. Heinrich was plant supervisor with Sithe Energies, Inc. and prior to that he was with the United States Navy.

      GARY L. HOOD, 43, General Manager, NorCon Gas Operations. Mr. Hood joined NorCon Gas Operations in January 1997. Prior to that, Mr. Hood held various positions at Saranac, the most recent position from August 1996 to January 1997 as Operations Manager. From 1977 to the mid 1990's Mr. Hood served in the U.S. Navy with positions as Nuclear Machinists's Mate, Leading Petty Officer, Division Leading Petty Officer, Crew Chief/Plant Division Leading Officer, Nuclear Planner and Leading Crew Chief, Navy Nuclear Power Training Unit.

     WALTER G. KEENAN, 42, Director, Human Resources. Mr. Keenan joined CalEnergy in November 1991 as Director of Human Resources. From August 1990 to October 1991 he served as Human Resources Coordinator for Texaco Refining & Marketing, Inc. Prior to that Mr. Keenan was Human Resources Manager with Empire of America, FSB from September 1986 to July 1990 and Employee Relations Manager Training/Development Specialist with Gould Semiconductors from May 1982 to August 1986.

     DR. PHILIP S. LAWLESS, 36, Managing Director, Generation, Northern Electric. Mr. Lawless joined Northern in 1989 as Contract Development Officer (Power Purchase). His previous positions in Northern include Project Manager-Teesside Power Limited and Generation Projects Manager. Prior to joining Northern, he worked at NEI Parsons Ltd, where he held various positions, and North Kalgurlie Mines Ltd, Australia, as an Assistant Plant Metallurgist.

     KENNETH  R.  LEWIS,  62,  General  Manager,  Power  Resources  Gas
Operations. Mr. Lewis joined the Company as Manager for Power Resources, Inc. after extensive power plant background during thirty-two years of service with TU Electric. Mr. Lewis received his BSME from the University of Oklahoma School of Engineering. He is a Registered Professional Engineer and a member of the American Society of Mechanical Engineers.

      KEN LINGE, 48, Director, Financial Planning, Northern Electric. Mr. Linge joined Northern as an accountancy trainee in 1968. He has held a variety of finance posts. In charge of Financial Planning since 1987, he has been involved in privatization, regulatory reviews and financial and treasury functions.

      STEVEN G. LYONS, 51, Project Manager, Casecnan. Mr. Lyons joined the Company in August 1997. Prior to that he was a Construction Specialist and Senior Construction Engineer for Stone & Webster. Prior to that he held a variety of engineering positions at various generating facilities and was a construction Superintendent at the Salton Sea plants.

      THOMAS R. MASON, 54, President, CalEnergy Operating Company. Mr. Mason joined the Company in March 1991. From October 1989 to March 1991, Mr. Mason was Vice President and General Manager of Kiewit Energy Company. Prior to that, Mr. Mason was Director of Marketing for Energy Factors, Inc. (now Sithe Energies U.S.A., Inc.), a non-utility developer of power facilities. Prior to that Mr. Mason was a worldwide Market Manager of power generation for Caterpillar's Solar Gas Turbines, a gas turbine manufacturer.

      FREDERICK L. MANUEL, 39, Vice President and Chief Operating Officer, Asia. Mr. Manuel joined the Company in 1991. Prior to that, he was employed by Chevron Corporation with responsibilities including land and offshore drilling, reservoir and production engineering, project management and technical research.

     PATTI J. MCATEE, 40, Director, Corporate Communications. Marketing and Public Relations Manager. Ms. McAtee joined the Company in 1995. Ms. McAtee was previously employed by Bergan Mercy Medical Center since 1984. Since 1990 she was Marketing and Public Relations Manager for the hospital.

       NEIL  W.  MIDGLEY,  50,  Managing  Director,  Northern  Metering
Services. Mr. Midgley has spent more than 28 years in Northern Electric with 18 years in management including seven years as a Senior Manager prior to his current appointment. Mr. Midgley was appointed to his present post in April 1996.

      DONALD M. O'SHEI, JR., 38, President, CalEnergy Development Company. Mr. O'Shei joined the Company in August 1992. Prior to 1997, he served as General Manager--Indonesia and Vice President of CE International Investments, Ltd. for the Company. From 1991 to 1992, he was employed by Proven Alternatives Capital Corporation as a Financial Analyst. Prior to 1991, Mr. O'Shei served in the U.S. Army in the Special Forces, Airborne and Pathfinder Units.

      DAVID PEARSON, 43, Managing Director, Marketing and Sales, Northern Electric. Mr. Pearson joined Northern in 1992 as Managing
Director, Retail. Prior to that his directorships included Midlands Electricity, Sodexho, Thorn EMI, and Moulinex UK. He also held management positions at General Foods and Gilette.

      STEVE RAINE, 51, Managing Director, Northern Information Systems and Northern Electric Telecom. Mr. Raine's appointments have included:
Head of Computer Services for North Yorkshire County Council; Director of IT at Northern; General Manager and Executive Director of Northern Information Systems (NIS). He currently represents the UK electricity industry in UNIPEDE (the European electricity utility forum) on IT matters and is a member of the UK Electricity Pool Programme Board responsible for delivery of the new trading systems for the opening up of the electricity market.

      P. DAN RORABAUGH, 36, General Manager, Saranac Gas Operations. Mr. Rorabaugh joined the Company in 1996. Prior to joining the Company, he was employed by Stewart & Stevenson Operations and Sithe Energies, Inc. Prior to that time, Mr. Rorabaugh was with the United States Navy in San Diego, California where he served as Gas Turbine Technician.

      JOHN A. SCHRETLEN, 35, General Manager, Yuma Gas Operations. Mr. Schretlen joined the Company in September 1989. Prior to that, he served as Maintenance Manager for Falcon Power Operating Company, Power Resources, Inc. and Big Spring, Texas. Prior to joining CalEnergy, Mr. Schretlen was employed by Custom Equipment Rebuilders, Inc., Amerada Hess Company, Inc. and Callaway Aviation, Inc.

      JAMES J. SELLNER, 51, Director, Taxation. Director Taxation. Mr. Sellner joined CalEnergy in November, 1997. Prior to joining CalEnergy, Mr. Sellner was employed by Central and South West Corporation and Banc One/Mcorp.

      ROBERT S. SILBERMAN, 40, Senior Vice President, Administration. Mr. Silberman joined the Company in 1995. Prior to that, Mr. Silberman served as Executive Assistant to the Chairman and Chief Executive Officer of International Paper Company, as Director of Project Finance and Implementation for the Ogden Corporation and as a Project Manager in Business Development for Allied-Signal, Inc. He has also served as the Assistant Secretary of the Army for the United States Department of Defense.

      JAMES D. STALLMEYER, 40, General Counsel, Northern Electric and General Counsel, CalEnergy Development Company. Mr. Stallmeyer joined the Company in 1993. Mr. Stallmeyer practiced in the public finance and banking areas at Chapman and Cutler in Chicago from 1984 to 1987 and in the corporate finance department from 1989 to 1993. Prior to that, Mr. Stallmeyer was an attorney in the public finance department of the Chicago office of Skadden, Arps, Slate, Meagher & Flom in 1987 and 1988 and was a legal writing instructor at the University of Illinois College of Law in 1988 and 1989.

     DAVID SWAN, 53, Director, Northern Electric and Managing Director, Distribution. Mr. Swan joined Northern in 1966 and has held posts in varying disciplines including distribution, engineering design, operations, customers engineering, customer relationships, engineering contracting, logistics, computer systems development and project management.

      JAMES T. TURNER, 48, General Manager, Imperial Valley Geothermal Operations. Mr. Turner joined the Company as Director of Engineering & Technology for Magma Power Company in 1993. From 1974 to 1993 he held various engineering positions with The Dow Chemical Company. Those positions included Technical Manager, Engineering Manager and Physicist.

     DAVID A. WATERS, 55, Managing Director, Northern Utility Services. Mr. Waters joined Northern in September 1960 as a Student Apprentice. In 1982 he became a Resources Engineer and received appointments as Cleveland (Teesside) Technical Distribution System Planning Manager,
Business Development Manager, later promoted to Business Services Manager and General Manager, NUSL. The following March 1998 he was appointed as Managing Director.

       JONATHAN M. WEISGALL, 49, Vice President, Legislative and Regulatory Affairs. Mr. Weisgall joined the Company in May 1995. Prior to that, Mr. Weisgall was an attorney in private practice with extensive energy and regulatory experience and is currently Adjunct Professor of Energy Law at Georgetown University Law Center.

       PETER  YOUNGS,  43,  Managing  Director,  Gas  Exploration   and
Development. Mr. Youngs joined Neste Oy in 1974 as a Geoscientist and held the following positions within the company: International Exploration Manager, General Manager (Europe-Africa Region), Vice President and Managing Director UKEXPRO. From 1994 to present, he has been the General Manager of Sovereign Exploration Ltd. (now CalEnergy Gas (UK) Limited).


                                PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

          (a)  Financial Statements and Schedules

          1.   Financial Statements

                Filed herewith and incorporated by reference are the consolidated balance sheets of the Company and subsidiaries as of December 31, 1997 and 1996, and the consolidated statements of operations, cash flows and stockholders' equity for the years ended December 31, 1997, 1996 and 1995, and the related report of independent auditors.

          2.   Financial Statement Schedules

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

     (b)  Reports on Form 8-K

           The Company filed a Current Report on Form 8-K dated October 9, 1997 reporting the investment grade credit rating of the Company's senior unsecured debt by Duff & Phelps Credit Rating Co.

           The Company filed a Current Report on Form 8-K dated October 13, 1997 reporting the pricing of its public offering of common stock.

           The Company filed a Current Report on Form 8-K dated October 23, 1997 reporting the consumation of its public offering of common stock and the concurrent sale of 2 million shares of common stock in a direct sale.

           The Company filed a Current Report on Form 8-K dated October 28, 1997 reporting the closing of the sale of $350 million aggregate principal amount of its 7.63% senior notes due 2007.

          The Company filed a Current Report on Form 8-K dated December 5, 1997 reporting that its indirect subsidiary, CE Electric UK Funding Company had arranged for the sale of $362 million Senior Notes and 200 million pounds Sterling Bonds.

          The Company filed a Current Report on Form 8-K dated December 11, 1997 reporting the increase in the authorized purchase amounts under its stock repurchase program.

          The Company filed a Current Report on Form 8-K dated December 16, 1997 reporting the closing of the sale of $125 million of its 6.853% Senior Notes due 2004, $237 million of its 6.995% Senior Notes due 2007 and 200 million pounds of its 7.25% Sterling Bonds due 2022.

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


                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Omaha, State of Nebraska, on this 27th day of March, 1998.

                              CALENERGY COMPANY, INC.


                                   /s/ David L. Sokol*
                              By   David L. Sokol
                                   Chairman of the Board and Chief
                                   Executive Officer

                                   *By:  /s/  Steven A. McArthur
                                        Steven A. McArthur
                                        Attorney-in-Fact

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                                              Signature
Date

/s/  David L. Sokol*                                   March 27, 1998
David L. Sokol
Chairman of the Board,
Chief Executive Officer, and
Director


/s/  Gregory E. Abel*                                  March 27, 1998
Gregory E. Abel
President and Chief Operating Officer


/s/  Craig M. Hammett                                  March 27, 1998
Craig M. Hammett
Senior Vice President,
Chief Financial Officer


/s/  Patrick J. Goodman                                March 27, 1998
Patrick J. Goodman
Vice President,
Chief Accounting Officer
and Controller


/s/ Edgar D. Aronson*                                   March  27, 1998
Edgar D. Aronson
Director


*By:/s/  Steven A. McArthur                            March 27, 1998
     Steven A. McArthur
     Attorney-in-Fact

/s/ Judith E. Ayres*                                   March 27, 1998
Judith E. Ayres
Director


/s/ Richard K. Davidson*                               March 27, 1998
Richard K. Davidson
Director


/s/ David H. Dewhurst*                                March 27, 1998
David H. Dewhurst
Director


/s/ Richard R. Jaros*                                March  27, 1998
Richard R. Jaros
Director


/s/ David R. Morris*                                 March 27, 1998
David Morris
Director

/s/ John R. Shiner*                                  March 27, 1998
John R. Shiner
Director


/s/ Bernard W. Reznicek*                             March 27, 1998
Bernard W. Reznicek
Director


/s/ Walter Scott, Jr.*                               March  27, 1998
Walter Scott, Jr.
Director


/s/ David E. Wit*                                    March 27, 1998
David E. Wit
Director


*By:/s/  Steven A. McArthur                            March 27, 1998
     Steven A. McArthur
     Attorney-in-Fact

CalEnergy Company, Inc.                                Schedule I
Parent Company Only
Condensed Balance Sheets
as of December 31, 1997 and 1996
(dollars and shares in thousands, except per share amounts)

ASSETS                                       1997       1996


Cash and cash equivalents              $  1,280,477$    68,449
Restricted cash                             114,492     21,208
Short-term investment                           421        192
Investments in and advances to
 subsidiaries and joint ventures          1,793,413  1,952,612
Equipment, net                               19,016      9,797
Notes receivable - joint ventures               ---     27,375
Deferred income taxes                        25,007        ---
Deferred charges and other assets           104,802     90,234


 Total assets                           $ 3,337,628 $2,169,867


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and other accrued
 liabilities                            $    46,964 $   12,999
Parent company debt                       1,303,845  1,146,685
Deferred income taxes                           ---     12,688
 Total liabilities                        1,350,809  1,172,372

Deferred income                              12,827     12,775
Company-obligated mandatorily redeemable
 convertible preferred securities of
 subsidiary trusts                          553,930    103,930
Common stock and options subject
 to redemption                              654,736        ---

Stockholders' equity:
 Preferred stock - authorized 2,000 shares      ---        ---
 Common stock - par value $0.0675 per share,
 authorized 180,000 shares, issued 82,980
 and 63,747 shares,outstanding 81,322 and
 63,448 shares, respectively                  5,602      4,303
 Additional paid in capital               1,261,081    563,567
 Retained earnings                          213,493    297,520
 Cumulative effect of foreign currency
  translation adjustment                     (3,589)    29,658
 Common stock and options subject to
  redemption                               (654,736)       ---
 Treasury stock-1,658 and 299 common
  shares at cost                            (56,525)    (8,787)
 Unearned compensation - restricted stock       ---     (5,471)
 Total stockholders' equity                 765,326    880,790
 Total liabilities and stockholders'
  equity                                 $3,337,628 $2,169,867

The notes to the consolidated CalEnergy financial statements are an integral part of these financial statements.

CalEnergy Company, Inc.                             Schedule I
Parent Company Only                                (continued)
Condensed Statements Of Operations
for the three years ended December 31, 1997
(dollars in thousands)
                                                1997      1996      1995

Revenue:

Equity in undistributed earnings of
 subsidiary companies and joint ventures $ 87,006 $ 91,528 $52,960 Cash dividends and distributions from
 subsidiary companies and joint ventures     156,686    102,428    88,360
Interest and other income                     49,488     22,459    16,065

 Total revenues                              293,180    216,415   157,385

Expenses:

General and administration                   51,519      22,958    16,354
Interest, net of capitalized interest        67,636      54,484    46,985

 Total expenses                             119,155      77,442    63,339

Income before provision for income taxes    174,025     138,973    94,046
Provision for income taxes                   99,044      41,821    30,631

Income before minority interest              74,981      97,152    63,415
Minority interest                            23,158       4,691       ---

Income before extraordinary item             51,823      92,461    63,415
Extraordinary item, net of minority
 interest of $58,222                       (135,850)        ---       ---

Net income (loss)                           (84,027)     92,461    63,415
Preferred dividends                             ---         ---     1,080

Net income (loss) available to common
 stockholders                              $(84,027)    $92,461   $62,335

Income per share before extraordinary
 item                                     $     .77   $    1.69 $    1.32
Extraordinary item                        $   (2.02)  $     --- $     ---
Net income (loss) per share               $   (1.25)  $    1.69 $    1.32

Income per share before extraordinary
 item - diluted                           $     .75   $    1.54 $    1.22
Extraordinary item-diluted                $   (1.97)  $     --- $     ---
Net income (loss) per share-diluted       $   (1.22)  $    1.54 $    1.22

Average number of shares outstanding         67,268      54,739    47,249
Diluted shares                               68,686      65,072    56,195

The notes to the consolidated CalEnergy financial statements are an integral part of these financial statements.

CalEnergy Company, Inc.                                Schedule I
Parent Company Only                                    (continued)
Condensed Statements Of Cash Flows
for the three years ended December 31, 1997
(dollars in thousands)
                                                  1997       1996        1995


Cash flows from operating activities          $(237,752)   $(51,621) $(33,469)

Cash flows from investing activities:
Decrease (increase) in advances to and
 investments in subsidiaries and joint
 ventures                                       305,563    (531,410) (747,516)
Decrease (increase) in short-term investments      (229)     33,998    15,810
Decrease (increase) in restricted cash          (93,284)     19,423    50,274
Other                                            18,330      (5,179)   10,699

Cash flows from investing activities            230,380    (483,168) (670,733)

Cash flows from financing activities:
Proceeds from sale of common and treasury
 stock and exercise of stock options            703,624      54,935   299,649
Proceeds from issuance of parent company debt   350,000     324,150   200,000
Proceeds from convertible preferred securities
   of subsidiary trusts                         450,000     103,930       ---
Repayment of parent company debt               (100,000)        ---       ---
Net proceeds from revolver                      (95,000)     95,000       ---
Purchase of treasury stock                      (55,505)    (12,008)   (1,590)
Deferred charges relating to debt financing     (33,719)     (8,811)      ---

Cash flows from financing activities          1,219,400     557,196   498,059

Net increase (decrease) in cash and cash
 equivalents                                  1,212,028      22,407  (206,143)

Cash and cash equivalents at beginning
 of period                                       68,449      46,042   252,185

Cash and cash equivalents at end of period   $1,280,477    $ 68,449 $  46,042

Supplemental disclosures:
Interest paid (net of amount capitalized)    $   38,176    $  1,705 $   5,172

Income taxes paid                            $   35,302    $ 23,211 $  14,812


The notes to the consolidated CalEnergy financial statements are an integral part of these financial statements.










INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
CalEnergy Company, Inc.
Omaha, Nebraska


We have audited the consolidated financial statements of CalEnergy Company, Inc. and subsidiaries as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated February 12, 1998; such financial statements and reports are included in your 1997 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of CalEnergy Company, Inc. and subsidiaries, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Deloitte & Touche, LLP
Omaha, Nebraska
February 12, 1998

                 MAGMA POWER COMPANY AND SUBSIDIARIES
        (A wholly-owned subsidiary of CalEnergy Company, Inc.)

                     INDEX TO FINANCIAL STATEMENTS


The following consolidated financial statements of Magma Power Company and the related independent accountants' reports are included in Items 14(d):

Independent Auditors' Report--Deloitte & Touche LLP         F-2

Consolidated balance sheets at December 31, 1997 and 1996   F-3

Consolidated statements of operations for the three years
ended December 31, 1997                                     F-4

Consolidated statements of stockholder's equity for the three
years ended December 31, 1997                               F-5

Consolidated statements of cash flows for the three years
ended December 31, 1997                                     F-6

Notes to consolidated financial statements                  F-7

All  schedules have been omitted because they are not applicable or not
required,  or  because  the  required  information  is  shown  in   the
consolidated financial statements or notes thereto.

                  INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholder
Magma Power Company
Omaha, Nebraska


We have audited the accompanying consolidated balance sheets of Magma Power Company and subsidiaries, a wholly-owned subsidiary of CalEnergy Company, Inc., as of December 31, 1997 and 1996 the related consolidated statements of operations, stockholder's equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Magma Power Company and subsidiaries at December 31, 1997 and 1996 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



Deloitte & Touche LLP
Omaha, Nebraska
February 12, 1998

MAGMA POWER COMPANY AND SUBSIDIARIES
(A wholly-owned subsidiary of CalEnergy Company, Inc.)
CONSOLIDATED BALANCE SHEETS
as of December 31, 1997 and 1996
dollars and shares in thousands except per share amounts

ASSETS                                       1997         1996

Cash and cash equivalents                $   14,051   $  13,429
Restricted cash                              51,835      23,695
Accounts receivable                          57,411      44,966
Due from parent                              80,924      68,694
Properties, plants, contracts and
 equipment, net                           1,207,605   1,225,684
Excess of cost over fair value of net
 assets acquired, net                       291,303     299,055
Deferred charges and other assets            69,788      62,874

 Total assets                            $1,772,917  $1,738,397


LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
Accounts payable and other accrued
  liabilities                            $   32,773  $  52,281
Construction and project loans              176,657    137,881
Salton Sea notes and bonds                  448,754    538,982
Limited recourse senior secured notes       200,000    200,000
Deferred income taxes                       228,246    210,969

 Total liabilities                        1,086,430  1,140,113

Deferred income                              12,396        ---

Commitments and contingencies (Note 9)

Stockholder's equity:
Preferred stock - par value $0.10 per share,
 authorized 1,000 shares                        ---         ---
Common stock - par value $0.10 per share,
 authorized 30,000 shares, outstanding
 100 shares                                     ---         ---
Additional paid in capital                  501,626     501,626
Retained earnings                           172,465      96,658


 Total stockholder's equity                 674,091     598,284


Total liabilities and stockholder's equity$1,772,917 $1,738,397

The accompanying notes are an integral part of these financial statements.

MAGMA POWER COMPANY AND SUBSIDIARIES
(A wholly-owned subsidiary of CalEnergy Company, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three years ended December 31, 1997 dollars in thousands

                                         1997         1996          1995

Revenue:
Sales of electricity and steam      $ 328,248    $ 249,293       $ 162,418
Royalty income                          3,489        6,846          19,962
Interest and other income               3,978        9,368          17,812

 Total revenues                       335,715      265,507         200,192

Cost and expenses:
Plant operations                       72,196       67,350          57,782
General and administration              1,380          503           3,282
Depreciation and amortization          89,134       69,853          46,895
Interest expense                       72,386       67,652          60,596
Less interest capitalized             (20,549)     (27,382)        (24,568)

 Total expenses                       214,547      177,976         143,987

Income before provision for income
 taxes and minority interest          121,168       87,531          56,205
Provision for income taxes             45,361       25,489          17,498

Income before minority interest        75,807       62,042          38,707
Minority interest                         ---          ---           4,091

Net income                            $75,807      $62,042         $34,616

The accompanying notes are an integral part of these financial statements.
MAGMA POWER COMPANY AND SUBSIDIARIES
(A wholly-owned subsidiary of CalEnergy Company, Inc.)
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY for the three years ended December 31, 1997 dollars and shares in thousands



                            Outstanding          Additional
                               Common    Common   Paid-In   Retained
                               Shares     Stock   Capital   Earnings   Total


Balance, January 1, 1995       24,117   $ 2,411 $ 144,916 $ 242,489 $ 389,816

Net income in 1995 prior to
 acquisition                      ---       ---       ---     4,091     4,091

Purchase accounting push-down
 adjustments, net             (24,049)   (2,415)  332,857  (246,580)   83,862
Contributions from parent         ---       ---    22,947       ---    22,947
Other equity transactions, net     32         4       906       ---       910
Net income                        ---       ---       ---    34,616    34,616

Balance, December 31, 1995        100       ---   501,626    34,616   536,242

Net income                        ---       ---       ---    62,042    62,042

Balance, December 31, 1996        100       ---   501,626    96,658   598,284

Net income                        ---       ---       ---    75,807    75,807

Balance, December 31, 1997        100  $    ---  $501,626 $ 172,465 $ 674,091

The accompanying notes are an integral part of these financial statements. MAGMA POWER COMPANY AND SUBSIDIARIES
(A wholly-owned subsidiary of CalEnergy Company, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three years ended December 31, 1997
Dollars in thousands
                                                  1997      1996     1995

Cash flows from operating activities:
Net income                                      $ 75,807$ 62,042  $ 34,616
Adjustments to reconcile net cash flows from operating activities:
 Minority interest                                   ---     ---     4,091
 Provision for deferred income taxes              17,277   7,277     7,614
 Depreciation and amortization                    89,134  69,853    46,895
 Changes in other items:
 Accounts receivable                             (12,445) (7,735)    4,354
 Accounts payable and other accrued liabilities  (19,508)  3,325    14,153

Net cash flows from operating activities         150,265 134,762   111,723

Cash flows from investing activities:
Capital expenditures                            (50,907)(190,152) (171,063)
Purchase of Partnership Interest, net of
 cash acquired                                      ---  (58,044)      ---
Purchase of Magma, net of cash acquired             ---      ---  (907,614)
Decrease (increase) in restricted cash          (28,140)  59,071    (4,785)
Increase in other assets                         (6,914)  (3,345)  (24,037)

Net cash flows from investing activities        (85,961)(192,470)(1,107,499)

Cash flows from financing activities:
Due from parent                                 (12,230) (53,203)   (29,669)
Proceeds from debt offerings                        ---  135,000    675,000
Repayment of Salton Sea notes and bonds         (90,228) (48,106)   (22,912)
Repayment of project loans                          --- (102,999)  (124,839)
Proceeds from construction and other loans       38,776  101,018     36,863
Other equity transactions, net                      ---      ---        910
Advances from parent                                ---      ---    499,850

 Net cash flows from financing activities       (63,682)  31,710  1,035,203

Net increase (decrease) in cash and cash
 equivalents                                        622  (25,998)    39,427
Cash and cash equivalents at beginning of period 13,429   39,427        ---

Cash and cash equivalents at end of period     $ 14,051 $ 13,429   $ 39,427

Interest paid (net of amounts capitalized)     $ 50,802 $ 49,129   $ 50,840

Income taxes paid                              $    --- $    ---   $ 14,812

The accompanying notes are an integral part of these financial statements.





MAGMA POWER COMPANY AND SUBSIDIARIES
(A wholly-owned subsidiary of CalEnergy Company, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for the three years ended December 31, 1997 dollars and shares in thousands

1. BUSINESS

Magma Power Company (the "Company" or "Magma"), a wholly-owned subsidiary of CalEnergy Company, Inc. (CalEnergy), is primarily engaged in the exploration for and development of geothermal resources and conversion of such resources into electrical power and steam for sale to electric utilities, and the development of other environmentally responsible forms of power generation.

The Company currently operates eight geothermal power plants in the Imperial Valley in California. On April 17, 1996 the Company completed the acquisition of Edison Mission Energy's partnership interests (the "Partnership Interest Acquisition") in four geothermal operating facilities in California for a cash purchase price of $71,000 including acquisition costs. The four projects, Vulcan, Hoch (Del Ranch), Leathers and Elmore are located in the Imperial Valley of California. Prior to this transaction, the Company was a 50% owner of these facilities. The remaining four plants are the Salton Sea Project which are wholly-owned by subsidiaries of the Company. These geothermal power plants consist of the Salton Sea I, Salton Sea II, Salton Sea III, and Salton Sea IV. The Salton Sea IV project commenced operations in June 1996.

In 1995 the Company, through its wholly-owned subsidiary, Visayas Geothermal Power Company ("VGPC"), began construction of the Malitbog Geothermal Project on the island of Leyte in the Republic of the Philippines. Unit I was deemed complete on July 25, 1996. Units II and III were deemed complete on July 25, 1997.

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

The consolidated financial statements reflect the acquisition by CalEnergy and the resulting push down to the Company of the accounting as a purchase business combination.

Restricted Cash

The restricted cash balance is mainly composed of restricted accounts for debt service reserve funds and a capital expenditure fund. The debt service reserve funds are legally restricted to their use and require the maintenance of specific minimum balances.

Well, Resource Development and Exploration Costs

The Company follows the full cost method of accounting for costs incurred in connection with the exploration and development of geothermal resources. All such costs, which include dry hole costs and the cost of drilling and equipping production wells and directly attributable administrative and interest costs, are capitalized and amortized over their estimated useful lives when production commences. The estimated useful lives of production wells are ten to twenty years depending on the characteristics of the underlying resource; exploration costs and development costs, other than production wells, are generally amortized over the weighted average remaining term of the Company's power and steam purchase contracts.

Deferred Well and Rework Costs

Well rework costs are deferred and amortized over the estimated period between reworks. These deferred costs, net of accumulated amortization, are $4,811 and $7,664 at December 31, 1997 and 1996, respectively, and are included in other assets.

Properties, Plants, Contracts, Equipment and Depreciation

The cost of major additions and betterments are capitalized, while replacements, maintenance, and repairs that do not improve or extend the lives of the respective assets are expensed.

Depreciation of the operating power plant costs, net of salvage value, is computed on the straight line method over the estimated useful lives, between 10 and 30 years. Depreciation of furniture, fixtures and equipment, which are recorded at cost, is computed on the straight line method over the estimated useful lives of the related assets, which range from three to ten years.

The Magma and Partnership Interest Acquisitions by the Company have been accounted for as purchase business combinations. All identifiable assets acquired and liabilities assumed were assigned a portion of the cost of acquiring the respective companies, equal to their fair values at the date of the acquisition and include the following:

 Power sales agreements are amortized separately over (1) the remaining portion of the scheduled price periods of the power sales agreements and (2) the 20 year avoided cost periods of the power sales agreements using the straight line method.

The carrying value of the mineral reserves will be amortized upon commencement of commercial operation.

Excess of Cost over Fair Value

Total acquisition costs in excess of the fair values assigned to the net assets acquired are amortized over a 40 year period using the straight line method.

Capitalization of Interest and Deferred Financing Costs

Prior to the commencement of operations, interest is capitalized on the costs of the plants and geothermal resource development to the extent incurred. Capitalized interest and other deferred charges are amortized over the lives of the related assets.

Deferred financing costs are amortized over the term of the related financing using the effective interest method.

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

Income Taxes

The Company is included in the consolidated income tax returns of CalEnergy and affiliates. The provision for income taxes is computed on a separate return basis. The Company recognizes deferred tax assets and liabilities based on the difference between the financial statement and tax bases of assets and liabilities using estimated tax rates in effect for the year in which the differences are expected to reverse.

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

Cash Equivalents

The Company considers all investment instruments purchased with an original maturity of three months or less to be cash equivalents. Restricted cash is not considered a cash equivalent.

Impairment of Long-Lived Assets

The Company reviews long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized whenever evidence exists that the carrying value is not recoverable.

Reclassification

Certain amounts in the fiscal 1996 and 1995 financial statements and supporting footnote disclosures have been reclassified to conform to the fiscal 1997 presentation. Such reclassification did not impact previously reported net income or retained earnings.

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

4. PROPERTIES, PLANTS, CONTRACTS AND EQUIPMENT

Properties,  plants, contracts and equipment comprise the following  at
December 31:
                                       1997        1996

Power plants                          $741,853   $557,006
Wells and resource development         124,500    114,492
Power sales agreements                 264,371    264,371
Licenses and equipment                  46,290     46,290
        Total operating facilities   1,177,014    982,159

Less accumulated depreciation
  and amortization                    (185,085)  (103,702)

   Net operating facilities            991,929    878,457
Mineral reserves                       211,674    189,198

Construction in progress:
 Malitbog                                  ---    155,410
 Other development                       4,002      2,619


 Total                              $1,207,605 $1,225,684

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

Significant Customers and Contracts

All of the Company's sales of electricity from the Imperial Valley Project, which comprise approximately 82% of 1997 electricity and steam revenues, are to Southern California Edison Company ("Edison") and are under long-term power purchase contracts.

The Partnership Project sells all electricity generated by the respective plants pursuant to four long-term SO4 Agreements between the project and Edison. These SO4 Agreements provide for capacity payments, capacity bonus payments and energy payments. Edison makes fixed annual capacity and capacity bonus payments to the projects to the extent that capacity factors exceed certain benchmarks. The price for capacity and capacity bonus payments is fixed for the life of the SO4 Agreements. Energy is sold at increasing scheduled rates for the first ten years after firm operation and thereafter at Edison's Avoided Cost of Energy.

The scheduled energy price periods of the Partnership Project SO4 Agreements extended until February 1996 for the Vulcan Partnership and extend until December 1998, December 1998, and December 1999 for each of the Del Ranch, Elmore and Leathers Partnerships, respectively. Excluding Vulcan, which is receiving Edison's Avoided Cost of Energy, the Company's SO4 Agreements provide for energy rates ranging from 13.6 cents per kWh in 1997 to 15.6 cents per kWh in 1999. The weighted average energy rate for all of the Company's SO4 Agreements was 10.0 cents per kWh in 1997.

Salton Sea I sells electricity to Edison pursuant to a 30-year negotiated power purchase agreement, as amended (the "Salton Sea I PPA"), which provides for capacity and energy payments. The energy payment is calculated using a Base Price which is subject to quarterly adjustments based on a basket of indices. The time period weighted average energy payment for Salton Sea I was 5.3 cents per kWh during
1997. As the Salton Sea I PPA is not an SO4 Agreement, the energy payments do not revert to Edison's Avoided Cost of Energy. The capacity payment is approximately $1,100 per annum.

Salton Sea II and Salton Sea III sell electricity to Edison pursuant to 30-year modified SO4 Agreements that provide for capacity payments, capacity bonus payments and energy payments. The price for contract capacity and contract capacity bonus payments is fixed for the life of the modified SO4 Agreements. The energy payments for the first ten year period, which period expires in April 2000 and February 1999 are levelized at a time period weighted average of 10.64 per kWh and 9.84 per kWh for Salton Sea II and Salton Sea III, respectively. Thereafter, the monthly energy payments will be Edison's Avoided Cost of Energy. For Salton Sea II only, Edison is entitled to receive, at no cost, 5% of all energy delivered in excess of 80% of contract capacity through September 30, 2004. The annual capacity and bonus payments for Salton Sea II and Salton Sea III are approximately $3,300 and $9,700, respectively.

Salton Sea IV sells electricity to Edison pursuant to a modified SO4 agreement which provides for contract capacity payments on 34 MW of capacity at two different rates based on the respective contract capacities deemed attributable to the original Salton Sea PPA option (20 MW) and to the original Fish Lake PPA (14 MW). The capacity payment price for the 20 MW portion adjusts quarterly based upon specified indices and the capacity payment price for the 14 MW portion is a fixed levelized rate. The energy payment (for deliveries up to a rate of 39.6 MW) is at a fixed price for 55.6% of the total energy delivered by Salton Sea IV and is based on an energy payment schedule for 44.4% of the total energy delivered by Salton Sea IV. The contract has a 30-year term but Edison is not required to purchase the 20 MW of capacity and energy originally attributable to the Salton Sea I PPA option after September 30, 2017, the original termination date of the Salton Sea I PPA.

For the year ended December 31, 1997 and 1996, Edison's average Avoided Cost of Energy was 3.3 cents and 2.5 cents per kWh, respectively, which is substantially below the contract energy prices earned for the year ended December 31, 1997. Estimates of Edison's future Avoided Cost of Energy vary substantially from year to year. The Company cannot predict the likely level of Avoided Cost of Energy prices under the SO4 Agreements and the modified SO4 Agreements at the expiration of the scheduled payment periods. The revenues generated by each of the projects operating under SO4 Agreements could decline significantly after the expiration of the respective scheduled payment periods.

Subsidiaries of Magma sought new long-term final SO4 power purchase agreements in the Salton Sea area through the bidding process adopted by the California Public Utilities Commission ("CPUC") under its 1992 Biennial Resource Plan Update ("BRPU"). In its BRPU, the CPUC cited the need for an additional 9,600 MW of power production through 1999 among California's three investor-owned utilities, Edison, San Diego Gas and Electric ("SDG&E") and Pacific Gas and Electric Company. Of this amount, 275 MW was set aside for bidding by independent power producers (such as Magma) utilizing renewable resources. Pursuant to an order of the CPUC dated June 22, 1994 (confirmed on December 21,
1994), Magma was awarded 163 net MW for sale to Edison and SDG&E, with in-service dates in 1997 and 1998. On February 23, 1995 the Federal Energy Regulatory Commission ("FERC") issued an order finding that the CPUC's BRPU program violated the Public Utilities Regulatory Policies Act ("PURPA") and FERC's implementing regulations and recommended negotiated settlements. In response, the CPUC issued an Assigned Commissioners Ruling encouraging settlements between the final winning bidders and the utilities. The utilities are expected to continue to challenge the BRPU and, in the light of the regulatory uncertainty, there can be no assurance that power sales contracts will be executed or that any such projects will be completed. In light of these developments, the Company agreed to execute an agreement with Edison on March 16, 1995 providing that in certain circumstances it would withdraw its Edison BRPU bid in consideration for the payment of certain sums. In December, 1996, the Company entered into a confidential cash buyout agreement with SDG&E. These agreements are subject to CPUC approval.

Unit I of the Malitbog Project was deemed complete in July 1996 and Units II and III in July 1997 at which times such units commenced receiving capacity payments under the Malitbog Energy Conversion Agreement ("ECA"). The Malitbog Project is owned and operated by VGPC, a Philippine general partnership that is wholly owned, indirectly, by the Company. The Malitbog Project is structured as a ten year Build-Own-Operate-Transfer ("BOOT") project, in which the Company is responsible for providing operations and maintenance for the ten year BOOT period. The electricity generated by the Malitbog Project is sold to PNOC-Energy Development Corporation ("PNOC-EDC"), which will in turn sell the power to the National Power Corporation of the Philippines ("NPC"). After a ten year cooperation period, and the recovery by the Company of its capital investment plus incremental return, the plant will be transferred to PNOC-EDC at no cost.

PNOC-EDC is obligated to pay for electric capacity that is nominated each year by VGPC, irrespective of whether PNOC-EDC is willing or able to accept delivery of such capacity. VGPC receives 100% of its revenues from such sales in the form of capacity payments. Payments under the Malitbog ECA are denominated in U.S. Dollars, or computed in U.S. dollars and paid in Philippine pesos at the then-current exchange rate. Significant portions of the capacity fee are indexed to U.S. and Philippine inflation rates, respectively. PNOC-EDC's payment requirements, and its other obligations under the Malitbog ECA are supported by the Government of the Philippines through a performance undertaking.

Royalties

Royalty expense for the years ended December 31, 1997, 1996 and 1995, which is included in plant operations in the consolidated statements of operations, comprise the following:

                         1997        1996      1995
 Vulcan                  $ 326       $ 361    $ 1,207
 Leathers                2,694       2,203      1,968
 Elmore                  2,213       1,883      1,713
 Del Ranch               2,650       2,255      1,932
 Salton Sea I & II       1,206         634      1,147
 Salton Sea III          2,439       1,334      2,431
 Salton Sea IV           2,815       1,558          -
      Total            $14,343     $10,228    $10,398

The Partnership Project pays royalties based on both energy revenues and total electricity revenues. Hoch (Del Ranch) and Leathers pay royalties of approximately 5% of energy revenues and 1% of total electricity revenue. Elmore pays royalties of approximately 5% of energy revenues. Vulcan pays royalties of 4.167% of energy revenues.

The Salton Sea Project's weighted average royalty expense in 1997 was approximately 6.1%. The royalties are paid to numerous recipients based on varying percentages of electrical revenue or steam production multiplied by published indices.

5.    CONSTRUCTION LOANS

Draws on the construction loan for the Malitbog geothermal power project at December 31, 1997 totaled $176,657. International banks and the Overseas Private Investment Corporation ("OPIC") have provided the construction and term loan facilities at variable interest rates (weighted average of 8.48% and 8.15% at December 31, 1997 and 1996, respectively). The international bank portion of the debt will be insured by OPIC against political risks and the Company's equity contribution to VGPC is covered by political risk insurance from the Multilateral Investment Guarantee Agency and OPIC. The construction loan is expected to be converted to a term loan promptly after NPC completes the full capacity transmission line, which is currently expected in 1998.

6.   NOTES AND BONDS

Each of the Company's direct or indirect subsidiaries is organized as a legal entity separate and apart from the Company and its other subsidiaries. Pursuant to separate project financing agreements, the assets of each subsidiary are pledged or encumbered to support or otherwise provide the security for their own project or subsidiary debt. It should not be assumed that any asset of any such subsidiary will be available to satisfy the obligations of the Company or any of its other such subsidiaries; provided, however, that unrestricted cash or other assets which are available for distribution may, subject to applicable law and the terms of financing arrangements of such parties, be advanced, loaned, paid as dividends or otherwise distributed or contributed to the Company or affiliates thereof. "Subsidiaries" means all of the Company's direct or indirect subsidiaries (1) owning interests in the Imperial Valley and Malitbog projects or (2) owning interests in the subsidiaries that own interests in the foregoing projects.

Salton Sea Notes and Bonds

The Salton Sea Funding Corporation, a wholly owned subsidiary of the Company, (the "Funding Corporation") debt securities are as follows:


                                    Final
                                   Maturity          December 31,   December 31,
          Senior Secured Series      Date     Rate       1997           1996
July 21, 1995  A Notes          May 30, 2000  6.69%   $   97,354    $  161,732
July 21, 1995  B Bonds          May 30, 2005  7.37%      133,000       133,000
July 21, 1995  C Bonds          May 30, 2010  7.84%      109,250       109,250
June 20, 1996  D Notes          May 30, 2000  7.02%       44,150        70,000
June 20, 1996  E Bonds          May 30, 2011  8.30%       65,000        65,000
                                                        $448,754      $538,982

Principal and interest payments are made in semi-annual installments. The Salton Sea Notes and Bonds are secured by the Company's four existing Salton Sea plants as well as an assignment of the right to receive various royalties payable to Magma in connection with its Imperial Valley properties and distributions from the Partnership Project. The Salton Sea Notes and Bonds are nonrecourse to CalEnergy.

Pursuant to a depository agreement, Funding Corporation established a debt service reserve fund in the form of a letter of credit in the amount of $70,430 from which scheduled interest and principal payments can be made.

Annual repayments of the Salton Sea Notes and Bonds for the years beginning January 1, 1998 and thereafter are as follows:

          1998           $106,938
          1999             57,836
          2000             25,072
          2001             22,376
          2002             24,298
          Thereafter      212,234
                         $448,754

On July 21, 1995, CalEnergy issued $200,000 of 9 7/8% Limited Recourse Senior Secured Notes Due 2003 (the "Notes"). Interest on the Notes is payable on June 30 and December 30 of each year, commencing December 1995. The Notes are secured by an assignment and pledge of 100% of the outstanding capital stock of Magma and are recourse only to such Magma capital stock, CalEnergy's interest in a secured Magma note and general assets of CalEnergy equal to the Restricted Payment Recourse Amount (as defined in the Note Indenture) which was $0 at December 31, 1997.

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
7.   INCOME TAXES

Provision for income tax is comprised of the following at December 31:
                                1997        1996        1995

Currently payable:
 State                       $ 7,488     $ 6,420     $ 2,228
 Federal                      20,596      11,792       7,656

                              28,084      18,212       9,884

Deferred:
 State                         1,342       1,232         924
 Federal                      15,207       4,908       6,690
 Foreign                         728       1,137         ---
                              17,277       7,277       7,614
 Total                       $45,361     $25,489     $17,498

The deferred expense is primarily temporary differences associated with depreciation and amortization of certain assets.

A reconciliation of the federal statutory tax rate to the effective tax rate applicable to income before provision for income taxes follows:
                              1997         1996       1995


Federal statutory rate       35.00%       35.00%      35.00%
Percentage depletion in
  excess of cost depletion   (4.30)       (5.15)      (6.44)
Investment and energy
  tax credits                 (.84)      (12.30)      (2.05)
State taxes, net of federal
 tax effect                   4.74         4.26        4.34
Goodwill amortization         2.24         3.10        4.99
Tax effect of foreign income   .60         1.30         ---
Lease investment               ---          ---       (3.88)
Other                          ---         2.91        (.83)


                             37.44%       29.12%      31.13%


Deferred  tax  liabilities (assets) are comprised of the  following  at
December 31:
                                                 1997       1996

Depreciation and amortization, net             $249,622   $249,453
Unremitted foreign earnings                      14,112        ---
Other                                                77        788
                                                263,811    250,241


Accruals not currently deductible for
  tax purposes                                   (2,304)       ---
Tax credits                                     (19,692)   (33,407)
Jr. SO4 royalty receivable                       (5,865)    (5,865)
Deferred income                                  (7,588)       ---
Other                                              (116)       ---
                                                (35,565)   (39,272)
 Net deferred taxes                            $228,246   $210,969

8.   FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Although management uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique. Therefore, the fair value estimates presented herein are not necessarily indicative of the amounts which the Company could realize in a current transaction.

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


                                       1997                     1996
                                           Estimated               Estimated
                               Carrying       Fair        Carrying    Fair
                                 Value       Value         Value      Value
Construction and project loans 176,657     176,657       137,881     137,881
Salton Sea notes and bonds     448,754     463,720       538,982     531,807
Limited recourse senior
  secured notes                200,000     217,829       200,000     212,560

9.    LITIGATION

As of December 31, 1997 there were no material outstanding lawsuits.




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

3.5 Certificate of Amendment to the Company's Restated Certificate of Incorporation dated May 19, 1997.

3.6 The Company's By-Laws as amended through February 21, 1997 (incorporated by reference to Exhibit 3.6 of the Company's Form 10-K for the year ended December 31, 1996, File No. 1-9874 (the "1996 Form 10-K")).

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

10.20      Power  Purchase Contracts between Southern California Edison
     Company and:
          (a) China Lake Joint Venture, executed June 4, 1984 with a term of 24 years;
          (b) China Lake Joint Venture, executed February 1, 1985 with a term of 23 years; and
          (c) Coso Geothermal Company, executed February 1, 1985 with a term of 30 years (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1, 33-
          7770).

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

10.24 1996 Employee Stock Option Plan, as amended (incorporated by reference to Exhibit A to the Company's 1996 Proxy Statement).

10.25 1994 Employee Stock Purchase Plan (incorporated by reference to Exhibit A to the Company's 1994 Proxy Statement).

10.26 Indenture between the Company and The Chemical Trust Company of California dated as of June 24, 1993 (incorporated by reference to the Company's Form 8-K dated June 24, 1993, File No. 1-9874).

10.27 Registration Rights Agreement among the Company, Lehman Brothers, Inc. and Alex Brown & Sons Incorporated dated June 24, 1993 (incorporated by reference to the Company's Form 8-K dated June 24, 1993, File No. 1-9874).

10.28 Indenture dated March 24, 1994 between the Company and IBJ Schroder Bank and Trust Company (incorporated by reference to
     Exhibit 3 to the Company's Form 8-K dated March 28, 1994).

10.29 Amended and Restated Employment Agreement between the Company and David L. Sokol dated as of August 21, 1995 (incorporated by reference to Exhibit 10.82 to the Company's 1995 Form 10-K).

10.30 Restricted Stock Exchange Agreement between the Company and David L. Sokol dated as of November 29, 1995 (incorporated by reference to Exhibit 10.43 to the Company's 1995 Form 10-K).

10.31 Amendment No. 1 to the Amended and Restated Employment Agreement between the Company and David L. Sokol, dated August 28, 1996 (incorporated by reference to Exhibit 10.43 to the Company's 1996 Form 10-K).

10.32 Amendment No. 2 to the Amended and Restated Employment Agreement between the Company and David L. Sokol dated April 16, 1997.

10.33 Employment Agreement between the Company and Gregory E. Abel, dated August 6, 1996 (incorporated by reference to Exhibit 10.44 to the Company's 1996 Form 10-K).

10.34 Amendment No. 1 to the Employment Agreement between the Company and Gregory E. Abel dated April 16,
     1997.

10.35 Employment Agreement between the Company and Craig M. Hammett, dated January 11, 1998.

10.36 Amendment No. 1 to the Employment Agreement between the Company and Craig M. Hammett dated January 12, 1998.

10.37      Employment  Agreement  between the  Company  and  Steven  A.
     McArthur,  dated  August  6, 1996 (incorporated  by  reference  to
     Exhibit 10.46 to the Company's 1996 Form 10-K).

10.38 Amendment No. 1 to the Employment Agreement between the Company and Steven A. McArthur dated April 16, 1997.

10.39 Standard Offer Number 2, Standard Offer for Power Purchase with a Firm Capacity Qualifying Facility effective June 15, 1990 ("SO2") between San Diego Gas & Electric Company and Bonneville Pacific Corporation (incorporated by reference to Exhibit 10.42 to the Company's 1993 Form 10-K).

10.40 Amendment Number One to the SO2 dated September 25, 1990 (incorporated by reference to Exhibit 10.43 to the Company's 1993 Form 10-K).

10.41     Reserved

10.42     Reserved

10.43     Reserved

10.44 Stock Purchase Agreement between CalEnergy Imperial Valley Company, Inc. and Edison Mission Energy, dated as of March 27, 1996 (incorporated by reference to Exhibit 10.50 to the Company's 1995 Form 10-K).

10.45 Standard Offer No. 4 Power Purchase Agreement (Elmore), dated June 15, 1984, between Southern California Edison Company and Magma Electric Company including Amendments No. 1 and No. 2 (incorporated by reference to Exhibit 10.14 to Magma Power Company's Amendment No. 1 to Registration Statement Form S-4 dated February 2, 1988, ("Magma 1988 Form S-4")).

10.46 Standard Offer No. 4 Power Purchase Agreement (Del Ranch) dated February 22, 1984, between Southern California Edison Company and Imperial Energy Corporation, including Amendments No. 1 and No. 2 (incorporated by reference to Exhibit 10.15 to the Magma 1988 Form S-4).

10.47 Standard Offer No. 4 Power Purchase Agreement (Vulcan), dated June 15, 1984, between Southern California Edison Company and Magma Electric Company including Amendment No. 1 (incorporated by reference to Exhibit 10.16 to the Magma 1988 Form S-4).

10.48 Standard Offer No. 4 Power Purchase Agreement (River Ranch), dated April 16, 1985, between Southern California Edison Company and Imperial Energy Corporation, including Amendment No. 1 (incorporated by reference to Exhibit 10.20 to the Magma 1988 Form S-4).

10.49 Partnership Agreement dated August 30, 1985 between Vulcan Power Company and BN Geothermal, Inc. (incorporated by reference to Exhibit 10.88 to the Magma Power Company's Form 8 Amendment (dated December 18, 1990) to Magma Power Company's Form 10-K for the year ended December 31, 1989 ("Magma Form 8")).

10.50      Amended  and Restated Limited Partnership Agreement  of  Del
     Ranch, Ltd., a California Limited Partnership, dated March 14, 1988 by and among Red Hill Geothermal, Inc. and Conejo Energy
     Company, as General Partners, and Magma Power Company and Conejo Energy Company, as Original Limited Partners (incorporated by reference to Exhibit 10.53 to the Magma Power Company Annual Report on Form 10-K for the year ended December 31, 1987, File No. 0-10533 ("1987 Magma Form 10-K")).

10.51 Limited Partnership Agreement of Leathers, L.P., dated August 15, 1988 by and among Red Hill Geothermal, Inc. and San Felipe Energy Company, as General Partners, and Magma Power Company and San Felipe Energy Company, as Limited Partners (incorporated by reference to Exhibit 10.79 to the Magma Power Company Annual Report on Form 10-K for the year ended December 31, 1988, File No. 0-10533 ("1988 Magma Form 10-K")).

10.52 Amended and Restated Limited Partnership Agreement of Elmore, Ltd., a California Limited Partnership, dated March 14, 1988 by and among Red Hill Geothermal, Inc. and Niguel Energy Company, as General Partners, and Magma Power Company and Niguel Energy Company, as Original Limited Partners (incorporated by reference to Exhibit 10.55 to the 1987 Magma Form 10-K).

10.53 Operating and Maintenance Agreement dated March 14, 1988 by and between Red Hill Geothermal, Inc. and Del Ranch, Ltd., a California Limited Partnership (incorporated by reference to
     Exhibit 10.56 to the 1987 Magma Form 10-K).

10.54 First Amendment to Operating and Maintenance Agreement dated as of April 14, 1989 between Red Hill Geothermal, Inc. and Del Ranch L.P. and the Second Amendment to the Operating and
     Maintenance Agreement dated April 18, 1990 "(incorporated by reference to Exhibit 10.60 to the Company's Form 10-K/A Amendment (dated March 31, 1995) to the Company's 1994 Form 10-K)."

10.55 Operating and Maintenance Agreement dated August 15, 1988 by and between Red Hill Geothermal, Inc. and Leathers, L.P. (incorporated by reference to Exhibit 10.84 to the 1988 Magma Form 10-K).

10.56 First Amendment to Operating and Maintenance Agreement dated as of April 14, 1989 between Red Hill Geothermal, Inc. and Leathers, L.P. and the Second Amendment to the Operating and Maintenance Agreement dated April 18, 1990 "(incorporated by reference to Exhibit 10.62 to the Company's 1994 Form 10-K)."

10.57 Operating and Maintenance Agreement dated March 14, 1988 by and between Red Hill Geothermal, Inc. and Elmore, Ltd., a California Limited Partnership (incorporated by reference to
     Exhibit 10.57 to the 1987 Magma Form 10-K).

10.58 First Amendment to the Operating and Maintenance Agreement dated as of April 14, 1988 between Red Hill Geothermal, Inc. and Elmore, Ltd., a California Limited Partnership and the Second Amendment to the Operating and Maintenance Agreement dated April 18, 1990 "(incorporated by reference to Exhibit 10.64 to the Company's 1994 Form 10-K)."

10.59 Brine Sales Agreement dated August 30, 1985 between Vulcan Power Company and Vulcan/BN Geothermal Power Company (incorporated by reference to Exhibit 10.90 to the Magma Power Company Form 8 Amendment (dated December 18, 1990) to the Magma Power Company Form 10-K for the year ended December 31, 1989).

10.60 Easement Grant Deed and Agreement Regarding Rights for Geothermal Development dated March 14, 1988 by and between Magma Power Company and Del Ranch, Ltd., a California Limited Partnership (incorporated by reference to Exhibit 10.58 to the 1987 Magma Form 10-K).

10.61 Easement Grant Deed and Agreement Regarding Rights for Geothermal Development dated August 15, 1988 by and between Magma Power Company and Leathers, L.P. (incorporated by reference to the 1988 Magma Form 10-K).

10.62 Easement Grant Deed and Agreement Regarding Rights for Geothermal Development dated March 14, 1988 by and between Magma Power Company and Elmore, Ltd., a California Limited Partnership (incorporated by reference to Exhibit 10.59 to the 1987 Magma Form 10-K).

10.63 Administrative Services Agreement dated March 14, 1988 by and between Red Hill Geothermal, Inc. and Del Ranch, Ltd., a California Limited Partnership (incorporated by reference to the 1987 Magma Form 10-K).

10.64 Administrative Services Agreement dated August 15, 1988 by and between Red Hill Geothermal, Inc. and Leathers, L.P. (incorporated by reference to Exhibit 10.82 to the 1988 Magma Form 10-K).

10.65 Administrative Services Agreement dated March 14, 1988 by and between Red Hill Geothermal Inc. and Elmore, Ltd., a California Limited Partnership (incorporated by reference to Exhibit 10.63 to the 1987 Magma Form 10-K).

10.66      Amended and Restated Credit Agreement dated as of April  18,
     1990 among Del Ranch, Ltd. a California Limited Partnership, the Banks Listed therein, and Morgan Guaranty Trust Company of New York, as Agent (incorporated by reference to Exhibit 10.72 to the Company's 1994 Form 10-K).

10.67 LOC Debt Facility Agreement dated as of April 18, 1990 among Del Ranch, Ltd., a California Limited Partnership, the Banks listed therein, Morgan Guaranty Trust Company of New York as the Agent and Fuji Bank, Limited, Los Angeles Agency, as Fronting Bank (incorporated by reference to Exhibit 10.73 to the Company's 1994 Form 10-K).

10.68 Security Agreement dated March 14, 1988 among Del Ranch, Ltd., a California Limited Partnership, Morgan Guaranty Trust Company of New York, as Agent for and on behalf of the Banks, Morgan Guaranty Trust Company of New York, and Morgan Guaranty Trust Company of New York, as Security Agent (incorporated by reference to the 1987 Magma Form 10-K).

10.69 Amendment Number One to Security Agreement dated as of April 14, 1989, and Amendment Number Two to the Security Agreement dated April 18, 1990 among Del Ranch, Ltd., a California Limited Partnership, Morgan Guaranty Trust Company of New York, as Agent for and on behalf of the Banks, Morgan Guaranty Trust Company of New York and Morgan Guaranty Trust Company of New York as Security Agent (incorporated by reference to Exhibit 10.75 to the Company's 1994 Form 10-K).

10.70 Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing Construction Deed of Trust dated as of March 14, 1988 among Del Ranch, Ltd., a California Limited Partnership, Ticor Title Insurance Company of California, and Morgan Guaranty Trust Company of New York as Security Agent (incorporated by reference to the 1987 Magma Form 10-K).

10.71 First Amendment to the Deed of Trust, dated April 18, 1990 between Del Ranch, Ltd. and Morgan Guaranty Trust Company of New York (incorporated by reference to Exhibit 10.77 to the Company's 1994 Form 10-K).

10.72      Amended and Restated Credit Agreement dated as of April  18,
     1990 among Elmore, Ltd., a California Limited Partnership, the Banks Listed therein, and Morgan Guaranty Trust Company of New York, as Agent (incorporated by reference to Exhibit 10.78 to the Company's 1994 Form 10-K).

10.73 LOC Debt Facility Agreement dated as of April 18, 1990 among Elmore, Ltd., a California Limited Partnership, the Banks listed therein, Morgan Guaranty Trust Company of New York as Agent and Fuji Bank, Limited, Los Angeles Agency, as Fronting Bank (incorporated by reference to Exhibit 10.79 to the Company's 1994 Form 10-K).

10.74 Security Agreement dated March 14, 1988 among Elmore, Ltd., a California Limited Partnership, Morgan Guaranty Trust Company of New York, as Agent for and on behalf of the Banks, Morgan Guaranty Trust Company of New York, and Morgan Guaranty Trust Company of New York, as Security Agent (incorporated by reference to Exhibit
     10.71 to the 1987 Magma Form 10-K).

10.75 Amendment Number One to Security Agreement dated as of April 14, 1989 among Elmore Ltd and Morgan Guaranty Trust Company of New York and Amendment Number Two to Security Agreement dated April 18, 1990 among Elmore, L.P., Morgan Guaranty Trust Company of New York, as Agent, on behalf of the Banks (incorporated by reference to Exhibit 10.81 to the Company's 1994 Form 10-K).

10.76 Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing Construction Deed of Trust dated as of March 14, 1988 among Elmore, Ltd., a California Limited Partnership, Ticor Title
     Insurance Company of California, and Morgan Guaranty Trust Company of New York as Security Agent (incorporated by reference to Exhibit 10.73 to the 1987 Magma Form 10-K).

10.77 First Amendment to Deed of Trust dated April 18, 1990 between Elmore, Ltd. and Morgan Guaranty Trust Company of New York, as Security Agent (incorporated by reference to Exhibit 10.83 to the Company's 1994 Form 10-K).

10.78 Amended and Restated Credit Agreement dated April 18, 1990 among Leathers L.P. and the Banks listed therein and Morgan Guaranty Trust Company of New York as Agent (incorporated by reference to Exhibit 10.84 to the Company's 1994 Form 10-K).

10.79 Security Agreement dated March 14, 1988 among Leathers L.P., a California Limited Partnership, Morgan Guaranty Trust Company of New York, as Agent for and on behalf of the Banks, Morgan Guaranty Trust Company of New York, and Morgan Guaranty Trust Company of New York, as Security Agent, Amendment Number One to Security Agreement dated as of April 14, 1989 and Amendment Number Two to Security Agreement dated as of April 18, 1990 (incorporated by reference to Exhibit 10.85 to the Company's 1994 Form 10-K).

10.80 Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing Construction Deed of Trust dated as of March 14, 1988 among Leathers, L.P., a California Limited Partnership, Ticor Title Insurance Company of California, and Morgan Guaranty Trust Company of New York as Security Agent and First Amendment to Deed of Trust dated April 18, 1990 (incorporated by reference to Exhibit 10.85 to the Company's 1994 Form 10-K).

10.81 LOC Debt Facility Agreement dated as of April 18, 1990 among Leathers, L.P., a California Limited Partnership, the Banks listed therein, Morgan Guaranty Trust Company of New York as Agent and Fuji Bank, Limited, Los Angeles Agency, as Fronting Bank (incorporated by reference to Exhibit 10.87 to the Company's 1994 Form 10-K).

10.82 Loan Agreement dated as of October 1, 1990 between California Pollution Control Financing Authority and Desert Valley Company, relating to the California Pollution Control Financing Authority Pollution Control Revenue Bonds Small Business Series 1990-A (the "$4,000,000 Monofill Bond Financing") (incorporated by reference to Exhibit 10.92 to the Magma Power Company Form 10-K for the year ended December 31, 1990, File No. 0-10533 (the "1990 Magma Form 10-K")).

10.83 Master Reimbursement Agreement dated as of October 1, 1990, by and among the California Pollution Control Financing Authority, Desert Valley Company and the Sanwa Bank, Limited, Los Angeles Branch, relating to the $4,000,000 Monofill Bond Financing (incorporated by reference to Exhibit 10.93 to the 1990 Magma Form 10-K).

10.84 Sale and Purchase Agreement between Union Oil Company of California and Magma Power Company effective as of December 31, 1992 (incorporated by reference to Exhibit 10.97 to the Magma Power Company Form 8 dated June 2, 1993).

10.85 Contract for the Purchase and Sale of Electric Power (Unit I) from the Salton Sea Geothermal Generating Facility between Southern California Edison Company and Earth Energy, Inc., dated May 8, 1987, including Amendment No. 1 to such contract, dated March 30, 1993 (incorporated by reference to Exhibit 10.101 to the Magma Power Company Form 10-K for the year ended December 31, 1993, File No. 0-10533, (the "1993 Magma Form 10-K")).

10.86 Power Purchase Contract (Unit II) by and between Southern California Edison Company and Westmoreland Geothermal Associates, dated April 16, 1985, including Amendment No. 1 to such contract, dated December 18, 1987 (incorporated by reference to Exhibit
     10.102 to the 1993 Magma Form 10-K).

10.87 Power Purchase Contract (Unit III) between Southern California Edison Company and Union Oil Company Salton Sea III, dated April 16, 1985 (incorporated by reference to the 1993 Magma Form 10-K).

10.88 Consolidated, Amended and Restated Power Purchase Agreement (Unit IV) between Southern California Edison Company and Fish Lake Power Company and Salton Sea Power Generation, L.P. (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-4 dated August 9, 1995 of Salton Sea Funding Corporation 33-95538 (the "Funding Corporation S-4").

10.89 125 MW Power Plant - Upper Mahiao Agreement (the "Upper Mahiao ECA") dated September 6, 1993 between PNOC-Energy Development Corporation ("PNOC-EDC") and Ormat, Inc. as amended by the First Amendment to 125 MW Power Plant Upper Mahiao Agreement dated as of January 28, 1994, the Letter Agreement dated February 10, 1994, the Letter Agreement dated February 18, 1994 and the Fourth Amendment to 125 MW Power Plant - Upper Mahiao Agreement dated as of March 7, 1994 (incorporated by reference to Exhibit
     10.95 to the Company's 1994 Form 10-K).

10.90 Credit Agreement dated April 8, 1994 among CE Cebu Geothermal Power Company, Inc., the Banks thereto, Credit Size as Agent (incorporated by reference to Exhibit 10.96 to the Company's 1994 Form 10-K).

10.91 Credit Agreement dated as of April 8, 1994 between CE Cebu Geothermal Power Company, Inc., Export-Import Bank of the United States (incorporated by reference to Exhibit 10.97 to the Company's 1994 Form 10-K).

10.92 Pledge Agreement among CE Philippines Ltd, Ormat-Cebu Ltd., Credit Suisse as Collateral Agent and CE Cebu Geothermal Power Company, Inc. dated as of April 8, 1994 (incorporated by reference to Exhibit 10.98 to the Company's 1994 Form 10-K).

10.93 Overseas Private Investment Corporation Contract of Insurance dated April 8, 1994 between the Overseas Private Investment Corporation ("OPIC") and the Company through its subsidiaries CE International Ltd., CE Philippines Ltd., and Ormat-Cebu Ltd. (incorporated by reference to Exhibit 10.99 to the Company's 1994 Form 10-K).

10.94 180 MW Power Plant - Mahanagdong Agreement ("Mahanagdong ECA") dated September 18, 1993 between PNOC-EDC and CE Philippines Ltd. and the Company, as amended by the First Amendment to Mahanagdong ECA dated June 22, 1994, the Letter Agreement dated July 12, 1994, the Letter Agreement dated July 29, 1994, and the Fourth Amendment to Mahanagdong ECA dated March 3, 1995 (incorporated by reference to Exhibit 10.100 to the Company's 1994 Form 10-K).

10.95 Credit Agreement dated as of June 30, 1994 among CE Luzon Geothermal Power Company, Inc., American Pacific Finance Company, the Lenders party thereto, and Bank of America National Trust and Savings Association as Administrative Agent (incorporated by reference to Exhibit 10.101 to the Company's 1994 Form 10-K).

10.96 Credit Agreement dated as of June 30, 1994 between CE Luzon Geothermal Power Company, Inc. and Export-Import Bank of the United States (incorporated by reference to Exhibit 10.102 to the Company's 1994 Form 10-K).

10.97 Finance Agreement dated as of June 30, 1994 between CE Luzon Geothermal Power Company, Inc. and Overseas Private Investment Corporation (incorporated by reference to Exhibit 10.103 to the Company's 1994 Form 10-K).

10.98 Pledge Agreement dated as of June 30, 1994 among CE Mahanagdong Ltd., Kiewit Energy International (Bermuda) Ltd., Bank of America National Trust and Savings Association as Collateral Agent and CE Luzon Geothermal Power Company, Inc. (incorporated by reference to Exhibit 10.104 to the Company's 1994 Form 10-K).

10.99 Overseas Private Investment Corporation Contract of Insurance dated July 29, 1994 between OPIC and the Company, CE International Ltd., CE Mahanagdong Ltd. and American Pacific Finance Company and Amendment No. 1 dated August 3, 1994 (incorporated by reference to
     Exhibit 10.105 to the Company's 1994 Form 10-K).

10.100 231 MW Power Plant - Malitbog Agreement ("Malitbog ECA") dated September 10, 1993 between PNOC-EDC and Magma Power Company and the First and Second Amendments thereto dated December 8, 1993 and March 10, 1994, respectively (incorporated by reference to Exhibit 10.106 to the Company's 1994 Form 10-K).

10.101 Credit Agreement dated as of November 10, 1994 among Visayas Power Capital Corporation, the Banks parties thereto and Credit Suisse Bank Agent (incorporated by reference to Exhibit 10.107 to the Company's 1994 Form 10-K).

10.102 Finance Agreement dated as of November 10, 1994 between Visayas Geothermal Power Company and Overseas Private Investment Corporation (incorporated by reference to Exhibit 10.108 to the Company's 1994 Form 10-K).

10.103 Pledge and Security Agreement dated as of November 10, 1994 among Broad Street Contract Services, Inc., Magma Power Company, Magma Netherlands B.V. and Credit Suisse as Bank Agent (incorporated by reference to Exhibit 10.109 to the Company's 1994 Form 10-K).

10.104 Overseas Private Investment Corporation Contract of Insurance dated December 21, 1994 between OPIC and Magma Netherlands, B.V. (incorporated by reference to Exhibit 10.110 to the Company's 1994 Form 10-K).

10.105 Agreement as to Certain Common Representations, Warranties, Covenants and Other Terms, dated November 10, 1994 between Visayas Geothermal Power Company, Visayas Power Capital Corporation, Credit Suisse, as Bank Agent, OPIC and the Banks named therein (incorporated by reference to Exhibit 10.111 to the Company's 1994 Form 10-K).

10.106 Indenture dated as of July 21, 1995 between Salton Sea Funding Corporation ("Funding Corporation") and Chemical Trust Company of California (incorporated by reference to Exhibit 4.1(a) to the Funding Corporation Form S-4).

10.107 First Supplemental Indenture dated as of October 18, 1995 between Funding Corporation and Chemical Trust Company of California (incorporated by reference to Exhibit 4.1(b) to the Funding Corporation Form S-4).

10.108 Indenture dated July 1995 between the Company and The Bank of New York (incorporated by reference to the Company's Amendment No. 1 to Registration Statement on Form S-3 dated May 17, 1995).

10.109 Trust Indenture dated as of November 27, 1995 between the CE Casecnan Water and Energy Company, Inc. ("CE Casecnan") and Chemical Trust Company of California (incorporated by reference to
     Exhibit 4.1 to CE Casecnan's Registration Statement on Form S-4 dated January 25, 1996 ("Casecnan S-4")).

10.110 Modification to Contract No. P00019 dated August 1, 1995, Modification to Contract No. P00020 dated August 1, 1995, Modification to Contract No. P00034 dated February 8, 1995 and
     Modification to Contract No. P00035 dated February 8, 1995, amending the Navy Contract (incorporated by reference to Exhibit
     10.110 to the Company's 1996 Form 10-K).

10.111 Plant Connection Agreement between Imperial Irrigation District and Salton Sea Power Generation L.P. and Fish Lake Power Company dated July 14, 1995 (incorporated by reference to Exhibit
     10.15 to the Funding Corporation S-4).

10.112 Transmission Services Agreement between Imperial Irrigation District and Salton Sea Power Generation L.P. and Fish Lake Power Company dated July 14, 1995 (incorporated by reference to Exhibit
     10.17 to the Funding Corporation S-4).

10.113 Second Amended and Restated Administrative Services Agreement among CalEnergy Operation Company, Salton Sea Brine Processing L.P., Salton Sea Power Generation L.P. and Fish Lake Power Company dated July 15, 1995 (incorporated by reference to Exhibit 10.20 to the Funding Corporation S-4).

10.114 Second Amended and Restated Operating and Maintenance Agreement among Magma Power Company, Salton Sea Brine Processing L.P., Salton Sea Power Generation L.P., and Fish Lake Power Company dated July 15, 1995 (incorporated by reference to Exhibit
     10.21 to the Funding Corporation S-4).

10.115 Amended and Restated Casecnan Project Agreement between the National Irrigation Administration and CE Casecnan Water and Energy Company Inc. dated June 26, 1995 (incorporated by reference to Exhibit 10.1 to the Casecnan Form S-4).

10.116 Stock Purchase Agreement, dated as of July 3, 1996, by and among CE/FS Holding Company, Inc., David H. Dewhurst and all remaining owners of capital stock of Falcon Seaboard Resources, Inc. (incorporated by reference to Exhibit 99.1 to the Company's Form 8-K, dated July 8, 1996, File No. 1-9874).

10.117 Indenture for the 6 1/4% Convertible Junior Subordinated Debentures, dated as of April 1, 1996, among CalEnergy Company,
     Inc.,   as   Issuer,  and  the  Bank  of  New  York,  as   Trustee
     (incorporated by reference to Exhibit 4.3 to Amendment 1 to the Company's Registration Statement on Form S-3, Registration No. 333-08315).

10.118 Indenture, dated as of September 20, 1996, between the Company and IBJ Schroder Bank & Trust Company, as trustee, relating to $225,000,000 principal amount of 9 1/4% Senior Notes due 2006 (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3, Registration No. 333-15591).

10.119 Second Supplemental Indenture, dated as of June 20, 1996, between Chemical Trust Company of California and Funding Corporation (incorporated by reference to Exhibit 4.1(c) to Amendment No. 1 to the Funding Corporation's Registration Statement on Form S-4, Registration No. 333-07527 ("Funding Corp. II S-4").

10.120     Third Supplemental Indenture, between Chemical Trust Company
     of   California  and  the  Funding  Corporation  (incorporated  by reference to Exhibit 4.1(d) to the Funding Corp. II S-4).

10.121 Indenture for the 6 1/4% Convertible Junior Subordinated Debentures due 2012, dated as of February 26, 1997, between the Company, as issuer, and the Bank of New York, as Trustee (incorporated by reference to Exhibit 10.129 to the Company's 1996 Form 10-K).

10.122 Term Loan and Revolving Facility Agreement, dated as of October 28, 1996, among CE Electric UK Holdings, CE Electric UK plc and Credit Suisse (incorporated by reference to Exhibit 10.130 to the Company's 1996 Form 10-K).

10.123 Public Electricity Supply License (incorporated by reference to Exhibit 10.131 to the Company's 1996 Form 10-K)

10.124 Second Tier Supply Licenses to Supply Electricity for England & Wales and Scotland (incorporated by reference to Exhibit 10.132 to the Company's 1996 Form 10-K).

10.125 Pooling and Settlement Agreement for the Electricity Industry in England and Wales dated 30th March, 1990 (as amended at 17th October, 1996), among The Generators (named therein), the
     Suppliers (named therein), Energy Settlements and Information Services Limited (as Settlement System Administrator), Energy Pool Funds Administration Limited (as Pool Funds Administrator), Scottish Power plc, Electricite deFrance, Service National and Others (incorporated by reference to Exhibit 10.133 to the Company's 1996 Form 10-K).

10.126 Master Connection and User System Agreement with The National Grid Company plc (incorporated by reference to Exhibit 10.134 to the Company's 1996 Form 10-K).

10.127 Gas Suppliers License dated February 21, 1996 (incorporated by reference to Exhibit 10.135 to the Company's 1996 Form 10-K).

10.128 First Supplemental Trust Indenture dates as of February 18, 1997 between Coso Funding Corp. and First Bank, National Association (successor to Bank of America Nation Trust and Savings Association) (incorporated by reference to Exhibit 10.136 to the Company's 1996 Form 10-K).

10.129 Form First Amendment to Amended and Restated Credit Agreement, dated February 18, 1997, between First Bank, National Association (as successor to Coso Funding Corp.) and the Coso Joint Ventures (incorporated by reference to Exhibit 10.137 to the Company's 1996 Form 10-K).

10.130 Omnibus Acknowledgment and Agreement dated February 18, 1997 between Coso Funding Corp., the Coso Joint Ventures, First Bank, National Association and others (incorporated by reference to Exhibit 10.138 to the Company's 1996 Form 10-K).

10.131 Registration Rights Agreement, dated August 12, 1997, by and among CalEnergy Capital Trust III, CalEnergy Company, Inc., Credit Suisse First Boston Corporation and Lehman Brothers, Inc. (incorporated by reference Exhibit 10.1 to the Company's Registration Statement and on Form S-3, No. 333-45615).

10.132 Acquisition Agreement by and between CalEnergy Company, Inc. and Kiewit Diversified Group Inc. dated as of September 10, 1997 (incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated September 11, 1997).

10.133 Indenture, dated as of October 15, 1997, among the Company and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated October 23, 1997).

10.134 Form of First Supplemental Indenture, dated as of October 28, 1997, among the Company and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated October 23, 1997).

13.0 The Company's 1997 Annual Report (only the portions thereof specifically incorporated herein by reference are deemed filed herewith).

21.0 Subsidiaries of Registrant.

23.0 Consent of Independent Auditors.

24.0 Power of Attorney.

27.1 Financial Data Schedule.

27.2 Restated Financial Data Schedule - fiscal year ended December 31, 1995 and 1996 and the three, six, and nine months ended March 31, 1996, June 30, 1996 and September 30, 1996, respectively.

27.3 Restated Financial Data Schedule - three, six and nine months ended March 31, 1997, June 30, 1997 and September 30, 1997, respectively.