Form 10-Q
period 1998-03-31
CALENERGY CO INC
filed 1998-05-15
CIK 720556

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON D.C.  20549

                     ______________________

                           FORM 10-Q

      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended

                         March 31, 1998

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

60,416,806 shares of Common Stock, $0.0675 par value were outstanding as of March 31, 1998.

                     CALENERGY COMPANY, INC.

                           Form 10-Q

                         March 31, 1998
                         _____________

                        C O N T E N T S

PART I:  FINANCIAL INFORMATION                                            Page

Item 1.        Financial Statements

Independent Accountants' Report                                             3

Consolidated Balance Sheets, March 31, 1998 and December 31, 1997           4

Consolidated Statements of Operations for the Three
 Months Ended March 31, 1998 and 1997                                       5

Consolidated Statements of Cash Flows for the
 Three Months Ended March 31, 1998 and 1997                                 6

Notes to Consolidated Financial Statements                                  7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                     13

PART II:  OTHER INFORMATION

Item 1.   Legal Proceedings                                                 27
Item 2.   Changes in Securities                                             27
Item 3.   Defaults on Senior Securities                                     27
Item 4.   Submission of Matters to a Vote of
          Security Holders                                                  27
Item 5.   Other Information                                                 27
Item 6.   Exhibits and Reports on Form 8-K                                  27

Signatures                                                                  29

Exhibit Index                                                               30

INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors and Stockholders
CalEnergy Company, Inc.
Omaha, Nebraska

We have reviewed the accompanying consolidated balance sheet of CalEnergy Company, Inc. and subsidiaries as of March 31, 1998, and the related consolidated statements of operations and cash flows for the three month periods ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of CalEnergy Company, Inc. and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated February 12, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1997 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP
Omaha, Nebraska
April 22, 1998

                     CALENERGY COMPANY, INC.

                  CONSOLIDATED BALANCE SHEETS
            (in thousands, except per share amounts)
                ________________________________



                                         March 31     December 31
                                           1998          1997
                                       (unaudited)
ASSETS
Cash and cash equivalents           $      211,717  $ 1,445,338
Joint venture cash and investments          25,820        6,072
Restricted cash and investments            587,456      223,636
Short-term investments                          41        1,282
Accounts receivable                        384,638      376,745
Properties, plants, contracts and
 equipment, net                          4,327,389    3,528,910
Excess of cost over fair value of
 net assets acquired, net                1,467,120    1,312,788
Equity investments                         129,502      238,025
Deferred charges and other assets          369,933      354,830

 Total assets                        $   7,503,616 $  7,487,626

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable                    $      208,693 $    173,610
Other accrued liabilities                1,133,103    1,106,641
Parent company debt                      1,303,860    1,303,845
Subsidiary and project debt              2,896,943    2,189,007
Deferred income taxes                      542,474      509,059

 Total liabilities                       6,085,073    5,282,162

Deferred income                             45,875       40,837
Company-obligated mandatorily redeemable
 convertible preferred securities of
 subsidiary trusts                         553,930      553,930
Preferred securities of subsidiary          56,076       56,181
Minority interest                                -      134,454
Common stock and options subject to
 redemption (Note 3)                             -      654,736

Stockholders' equity:
Preferred stock - authorized 2,000
 shares, no par value                            -            -
Common stock - par value $0.0675 per share,
 authorized 180,000 shares, issued 82,980
 shares, outstanding 60,417 and 81,322 at
 March 31, 1998 and December 31, 1997,
 respectively                                5,602        5,602
Additional paid in capital               1,238,891    1,261,081
Retained earnings                          240,788      213,493
Common stock and options subject to
 redemption (Note 3)                             -     (654,736)
Treasury stock - 22,563 and 1,658 common
 shares at March 31, 1998 and December 31,
 1997, respectively, at cost              (729,877)     (56,525)
Accumulated other comprehensive income       7,258       (3,589)
  Total stockholders' equity               762,662      765,326

Total liabilities and stockholders'
 equity                             $    7,503,616 $  7,487,626


 The accompanying notes are an integral part of these financial statements.

                    CALENERGY COMPANY, INC.

             CONSOLIDATED STATEMENTS OF OPERATIONS
            (in thousands, except per share amounts)
               ____________(unaudited)___________

                                  Three Months Ended
                                       March 31
                                   1998        1997
Revenues:
Operating revenue            $    621,851  $  542,589
Interest and other income          22,460      23,387

Total revenues                    644,311     565,976

Costs and expenses:
Cost of sales                     312,645     270,947
Operating expense                 102,647      90,046
General and administration         12,044      13,487
Depreciation and amortization      79,925      67,456
Loss on equity investment in Casecnan   -       2,668
Interest expense                   94,558      70,622
Less interest capitalized         (13,418)     (9,122)

Total costs and expenses          588,401     506,104

Income before provision for
 income taxes                      55,910      59,872

Provision for income taxes         18,531      22,249

Income before minority interest    37,379      37,623

Minority interest                  10,084      10,175

Net income available to common
 stockholders                 $    27,295   $  27,448

Net income per share-basic    $       .45   $     .43

Basic common shares outstanding    61,081      63,511

Net income per share-diluted  $       .43   $     .42

Diluted shares outstanding         69,343      69,846

 The accompanying notes are an integral part of these financial statements.

                      CALENERGY COMPANY, INC.

             CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (in thousands)
                           (unaudited)

                                                            Three Months Ended
                                                                 March 31
                                                            1998         1997
Cash flows from operating activities:
Net income                                           $     27,295  $    27,448
Adjustments to reconcile net cash flow from
 operating activities:
Depreciation and amortization                              69,314       60,362
Amortization of excess of cost over fair value
 of net assets acquired                                    10,611        7,094
Amortization of deferred financing and other costs          4,638       10,081
Provision for deferred income taxes                        13,146        7,048
Income on equity investments                                 (482)      (1,491)
Income applicable to minority interest                      1,093        7,457
Changes in other items:
Accounts receivable                                         8,354       (5,287)
Accounts payable and accrued liabilities                    4,071     (105,933)
Deferred income                                             5,038       (5,420)

Net cash flows from operating activities                  143,078        1,359

Cash flows from investing activities:
Purchase of Kiewit Interests and Northern Electric,
 net of cash acquired                                    (502,916)    (599,155)
Distributions from equity investments                       2,187        6,165
Philippine construction                                   (31,891)     (16,297)
Indonesian construction                                   (53,126)     (16,886)
Exploration and other development costs                   (13,947)      (3,429)
Capital expenditures relating to operations               (98,927)      (4,507)
Decrease (increase) in short-term investments               1,241       (2,767)
Decrease (increase) in restricted cash and investments    (19,317)      24,915
Decrease (increase) in other assets                       (25,468)      29,070

Net cash flows from investing activities                 (742,164)    (582,891)

Cash flows from financing activities:
Proceeds from subsidiary and project debt                  47,342      531,058
Repayments of subsidiary and project debt                  (3,202)      (2,808)
Proceeds from exercise of options                             423        2,854
Decrease in amounts due from joint ventures                12,655        9,435
Deferred charges relating to debt financing                (3,915)      (9,064)
Purchase of treasury stock                               (674,652)           -
Other                                                      (4,285)           -
Proceeds from issuance of convertible preferred
 securities of subsidiary trust                                 -      180,000
Repayment of parent company debt                                -     (195,000)

Net cash flows from financing activities                 (625,634)     516,475

Effect of exchange rate changes, net                       10,847      (32,025)

Net decrease in cash and cash equivalents              (1,213,873)     (97,082)

Cash and cash equivalents at beginning of period        1,451,410      472,583

Cash and cash equivalents at end of period            $   237,537    $ 375,501

Supplemental disclosures:
Interest paid, net of amount capitalized              $    55,118    $  47,625

Income taxes paid                                     $    20,759    $   3,761

The accompanying notes are an integral part of these financial  statements.

                    CALENERGY COMPANY, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (in thousands, except per share and per kWh amounts)
                ________________________________


1.   General:

In the opinion of the management of CalEnergy Company, Inc. (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1998 and the results of operations for the three months ended March 31, 1998 and 1997, and cash flows for the three months ended March 31, 1998 and 1997. The results of operations for the three months ended March 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

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

Certain  amounts in the 1997 financial statements and  supporting footnote  disclosures have been reclassified to  conform  to  the
1998   presentation.  Such  reclassification   did   not   impact
previously reported net income or retained earnings.

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


2.   Properties, Plants, Contracts and Equipment:

Properties,   plants,  contracts  and  equipment   comprise   the
following:


                                        March 31,    December 31,
                                          1998           1997
                                      (unaudited)
Operating assets:
Distribution system                     $1,280,014   $1,237,743
Power plants                             1,735,338    1,464,885
Wells and resource development             408,119      395,314
Power sales agreements                     265,873      227,535
Other assets                               274,232      254,973

Total operating assets                   3,963,576    3,580,450

Less accumulated depreciation and
 amortization                             (572,407)    (497,832)

Net operating assets                     3,391,169    3,082,618

Mineral and gas reserves, net              336,299      297,048
Construction in progress:
  Casecnan                                 195,102            -
  Dieng                                    250,238       94,666
  Patuha                                   146,252       49,612
  Bali and other development                 8,329        4,966

Total                              $     4,327,389  $ 3,528,910

                     CALENERGY COMPANY, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (in thousands, except per share and per kWh amounts)
                ________________________________

3.   KDG Acquisition:

On September 11, 1997, the Company signed a definitive agreement with Kiewit Diversified Group ("KDG"), a wholly owned subsidiary of Peter Kiewit Sons', Inc. ("PKS"), for the Company to purchase KDG's ownership interest in various project partnerships and CalEnergy common shares (the "KDG Acquisition").

KDG's ownership interest in CalEnergy comprised approximately 20,231 shares of common stock (assuming exercise by KDG of one million options to purchase CalEnergy shares), the 30% interest in Northern Electric, as well as the following minority project interests: Mahanagdong (45%), Casecnan (35%), Dieng (47%), Patuha (44%) and Bali (30%) and other interests in international development stage projects.

CalEnergy paid $1,159,215 for the KDG Acquisition and final closing of the transaction occurred in January 1998. CalEnergy funded this acquisition with available cash and the net proceeds of the equity offering and the debt offering completed in October 1997. The KDG Acquisition is being accounted for under the purchase method of accounting. The purchase price has been allocated to assets acquired and liabilities assumed based on preliminary valuations and the Company is awaiting final valuations. The assets acquired will be amortized over their estimated useful life and goodwill over a period of ten to forty years.

Pro forma revenue and net income, as if the acquisition occurred at the beginning of the period presented, was not materially different from historical amounts.

4.   Commitments and Contingencies:

Casecnan

In November 1995, CE Casecnan Water and Energy Company, Inc., a Philippine Corporation ("CE Casecnan") which is currently approximately 70% indirectly owned by the Company, closed the financing and commenced construction of the Casecnan Project, a combined irrigation and 150 net MW hydroelectric power generation project (the "Casecnan Project") located in the central part of the island of Luzon in the Republic of the Philippines.

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

                     CALENERGY COMPANY, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (in thousands, except per share and per kWh amounts)
                ________________________________

In connection with the Hanbo Contract termination, CE Casecnan tendered a certificate of drawing for $79,329 to Korea First Bank ("KFB") on May 7, 1997, under the irrevocable standby letter of credit issued by KFB as security under the Hanbo Contract to pay for certain transition costs and other then ascertainable damages under the Hanbo Contract. As a result of KFB's wrongful dishonor of the draw request, CE Casecnan filed an action in New York State Court.

On August 27, 1997, CE Casecnan announced that it had received a favorable summary judgment ruling in New York State Court against KFB. The judgment required KFB to honor the $79,329 drawing by CE Casecnan on the $117,850 irrevocable standby letter of credit.

CE  Casecnan  subsequently  tendered  second,  third  and  fourth
certificates   of  drawing  for  $10,828,  $2,920  and   $24,773,
respectively, to KFB which were also wrongfully dishonored.

On September 2, 1997, Hanbo and HECC filed a Request for Arbitration before the International Chamber of Commerce ("ICC"). The Request for Arbitration asserted various claims by Hanbo and HECC against CE Casecnan relating to the terminated Hanbo Contract and sought damages. On October 10, 1997, CE Casecnan served its answer and defenses in response to the Request for Arbitration as well as counterclaims against Hanbo and HECC for breaches of the Hanbo Contract.

On April 17, 1998, CE Casecnan announced that it and Hanbo, HECC, Hanbo Steel Company, Ltd. and KFB had mutually agreed to settle the differences among them related to the Casecnan Project. Under the settlement, KFB has agreed to pay CE Casecnan $90 million and the parties have discontinued with prejudice the pending arbitration and litigation proceedings and released each other from all claims arising out of the litigation and arbitration.

Indonesia

On September 20, 1997, a Presidential Decree (the "Decree") was issued in Indonesia, providing for government action to the effect that, in order to address certain recent fluctuations in the value of the Indonesian currency, the start-up dates for a number of private power projects would be: (i) continued according to their initial schedule (because construction was underway); (ii) postponed as to their start-up dates (because they are not yet in construction) until economic conditions have recovered; or (iii) reviewed with a view to being continued, postponed or rescheduled, depending on the status of those projects. In the Decree, Dieng Units 1, 2 and 3 are approved to continue according to their initial schedule; Patuha Unit 1 and Bali Units 1 and 2 are to receive further review to determine whether or not they should be continued in accordance with their initial schedule; and Bali Units 3 and 4, Patuha Units 2, 3 and 4 and Dieng Unit 4 are to be postponed for an unspecified period. In this regard, the Company notes that its contracts and government undertakings for the Dieng, Patuha and Bali projects do not by their terms permit such categorization or delays by the government and that the Company has obtained political risk insurance coverage for its Dieng and Patuha projects.

                     CALENERGY COMPANY, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (in thousands, except per share and per kWh amounts)
                ________________________________

Moreover, the Company intends to continue to take actions to attempt to require the Government of Indonesia to honor its contractual obligations; however, subsequent actions by the Government of Indonesia and continued economic problems in Indonesia have created further uncertainty as to whether the contracts for such projects will be abrogated by the Indonesian government and accordingly have created significant risks to the completion of these projects.

Edison

On June 9, 1997, Edison filed a complaint alleging breach of the power purchase agreements ("SO4 Agreements") between Edison and Coso Finance Partners, Coso Power Partners and Coso Energy Developers as a result of alleged improper venting of certain noncondensible gases at the Coso geothermal energy project located in California (partnerships in which CalEnergy holds an approximate 50% ownership interest, collectively the "Coso
Partnerships"). In the complaint Edison seeks unspecified damages, including the refund of certain amounts previously paid under the SO4 Agreements, and termination of the SO4 Agreements. In September 1997, the Coso Partnerships and the Company filed a cross-complaint against Edison and its affiliates, The Mission Group and Mission Power Engineering Company alleging, among other things, that Edison's lawsuit violates the 1993 settlement agreement which settled certain litigation arising from the construction of certain units at the Coso geothermal project by Edison affiliates. In addition, the Coso Partnerships filed a separate complaint against Edison alleging breach of the SO4 Agreements, unfair business practices, slander and various other tort and contract claims. The actions were effectively consolidated in December 1997. As a result of certain procedural actions by the parties and a November court order, Edison filed an amended complaint on December 16, 1997 and the Coso Partnerships amended their cross-complaint. The litigation is in its early procedural stages and the pleadings have not been settled. The Coso Partnerships believe that their claims and defenses are meritorious and that they will prevail if the matter is ultimately heard on its merits. The Coso Partnerships intend to vigorously defend this action and prosecute all available counterclaims against Edison.

NYSEG

On February 14, 1995, NYSEG filed with the FERC a Petition for a Declaratory Order, Complaint, and Request for Modification of Rates in Power Purchase Agreements Imposed Pursuant to the Public Utility Regulatory Policies Act of 1978 ("Petition") seeking FERC
(i) to declare that the rates NYSEG pays under the Saranac PPA, which was approved by the New York Public Service Commission (the "PSC"), were in excess of the level permitted under PURPA and
(ii) to authorize the PSC to reform the Saranac PPA. On March 14, 1995, the Saranac Partnership intervened in opposition to the Petition asserting, inter alia, that the Saranac PPA fully complied with PURPA, that NYSEG's action was untimely and that the FERC lacked authority to modify the Saranac PPA. On March 15, 1995, the Company intervened also in opposition to the Petition and asserted similar arguments. On April 12, 1995, the FERC by a unanimous (5-0) decision issued an order denying the various forms of relief requested by NYSEG and finding that the rates required under the Saranac PPA were consistent with PURPA and the FERC's regulations. On May 11, 1995, NYSEG requested rehearing of the

                     CALENERGY COMPANY, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (in thousands, except per share and per kWh amounts)
                ________________________________

order and, by order issued July 19, 1995, the FERC unanimously (5-
0) denied NYSEG's request. On June 14, 1995, NYSEG petitioned the United States Court of Appeals for the District of Columbia Circuit (the "Court of Appeals") for review of FERC's April 12, 1995 order. FERC moved to dismiss NYSEG's petition for review on
July  28,  1995.   On October 30, 1996, all parties  filed  final
briefs  and the Court of Appeals heard oral arguments on December
2,  1996.   On  July  11,  1997, the Court of  Appeals  dismissed
NYSEG's   appeal   from  FERC's  denial  of   the   petition   on
jurisdictional grounds.

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

5.   Accounting Pronouncement:

In June 1997, the FASB adopted Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which established standards for reporting and display of comprehensive income and its components. Comprehensive income (loss) for the three months ended March 31, 1998 and 1997 was $38,142 and $(4,577), respectively.

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

As   a  result  of  the  acquisition  of  Northern  Electric  plc
("Northern"),   the   Company's  future   results   will   differ
significantly from the Company's historical results.

Acquisitions:

On September 11, 1997, the Company signed a definitive agreement with Kiewit Diversified Group ("KDG"), a wholly owned subsidiary of Peter Kiewit Sons', Inc. ("PKS"), for the Company to purchase KDG's ownership interest in various project partnerships and CalEnergy common shares (the "KDG Acquisition").

KDG's ownership interest in CalEnergy comprised approximately 20,231 shares of common stock (assuming exercise by KDG of one million options to purchase CalEnergy shares), the 30% interest in Northern Electric, as well as the following minority project interests: Mahanagdong (45%), Casecnan (35%), Dieng (47%), Patuha (44%) and Bali (30%) and other interests in international development stage projects.

CalEnergy paid $1,159,215 for the KDG Acquisition and final closing of the transaction occurred in January 1998. CalEnergy funded this acquisition with available cash and the proceeds of the equity offering and the debt offering completed in October 1997.

On December 24, 1996, CE Electric acquired majority ownership of the outstanding ordinary share capital of Northern pursuant to the tender offer ("Northern Tender Offer"). As of March 18, 1997, CE Electric effectively owned 100% of Northern's ordinary shares.

Business of Northern:

A significant portion of the Company's results of operations are attributable to Northern's operations which consist primarily of the distribution and supply of electricity and other auxiliary businesses. Northern's operations are seasonal in nature with a disproportionate percentage of revenues and earnings historically being earned in the Company's first and fourth quarters.

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

Business of Northern:  (continued)

Northern's supply business primarily involves the bulk purchase of electricity, through a central pool, and subsequent resale to individual customers. Currently Northern is the exclusive supplier of electricity to premises in its authorized area, except where the maximum demand of a customer is greater than 100kW. The supply business generally is a high volume business which tends to operate at lower profitability levels than the distribution business. Currently the income received by the supply business from customers with demand under 100kW is controlled by a prescribed formula, while income received from other customers is not regulated. In 1998, liberalization of the entire market is due to commence in stages beginning in October with complete liberalization achieved by June 1999.

Northern  also  competes  to supply gas inside  and  outside  its
authorized  area.   Northern  continues  to  expand  its   supply
customer base through the Dual Fuel marketing program.

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

The Coso Project and the Partnership Project sell all electricity generated by the respective plants pursuant to seven individual long-term SO4 Agreements between the respective projects and
Southern California Edison Company ("Edison"). These SO4 Agreements provide for capacity payments, capacity bonus payments and energy payments. Edison makes fixed annual capacity payments and capacity bonus payments to the projects to the extent that capacity factors exceed certain benchmarks. The price for capacity and capacity bonus payments is fixed for the life of the SO4 Agreements and the capacity payment is significantly higher in the months of June through September. Energy is sold at increasing scheduled rates for the first ten years after firm operation and thereafter at Edison's Avoided Cost of Energy.

The scheduled energy price periods of the Coso Project SO4 Agreements extended until at least August 1997 for each of the units operated by the Navy I Partnership and extend until at least March 1999 and January 2000 for each of the units operated by the BLM and Navy II Partnerships, respectively.

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

The Company's SO4 Agreements provide for energy rates ranging from 14.6 cents per kWh in 1998 to 16.6 cents per kWh in 2000.

Salton Sea I sells electricity to Edison pursuant to a 30-year negotiated power purchase agreement, as amended (the "Salton Sea
I  PPA"),  which provides for capacity and energy payments.   The
energy  payment is calculated using a Base Price which is subject to quarterly adjustments based on a basket of indices. The time period weighted average energy payment for Salton Sea I was 5.4 cents
per  kWh  during the three months ended March 31, 1998.   As  the
Salton Sea I PPA is not an SO4 Agreement, the energy payments do not revert to Edison's Avoided Cost of Energy.

Salton Sea II and Salton Sea III sell electricity to Edison pursuant to 30-year modified SO4 Agreements that provide for capacity payments, capacity bonus payments and energy payments.
The price for contract capacity and contract capacity bonus payments is fixed for the life of the modified SO4 Agreements.
The energy payments for the first ten year period, which expires in April 2000 for Salton Sea II and February 1999 for Salton Sea
III, are levelized at a time period weighted average of 10.6 cents per kWh and 9.8 cents per kWh for Salton Sea II and Salton Sea III, respectively. Thereafter, the monthly energy payments will be Edison's Avoided Cost of Energy. For Salton Sea II only, Edison is entitled to receive, at no cost, 5% of all energy delivered in excess of 80% of contract capacity through September 30, 2004.

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

Power Generation Projects:  (continued)

For the three months ended March 31, 1998, Edison's average Avoided Cost of Energy was 3.0 cents per kWh which is substantially below the contract energy prices earned for the three months ended March 31, 1998. Estimates of Edison's future Avoided Cost
of  Energy  vary  substantially from year to year.   The  Company
cannot predict the likely level of Avoided Cost of Energy prices under the SO4 Agreements and the modified SO4 Agreements at the
expiration  of  the  scheduled  payment  periods.   The  revenues
generated  by each of the projects operating under SO4 Agreements
could   decline  significantly  after  the  expiration   of   the
respective scheduled payment periods.

The Upper Mahiao Project (the "Upper Mahiao Project") was deemed complete in June 1996 and began receiving capacity payments pursuant to the Upper Mahiao Energy Conversion Agreement ("ECA") in July of 1996. The Upper Mahiao Project is structured as a ten year build-own-operate-transfer ("BOOT"), in which the Company's subsidiary CE Cebu Geothermal Power Company, Inc. ("CE Cebu"), the project company, is responsible for providing operations and maintenance during the ten year BOOT period. The electricity generated by the Upper Mahiao geothermal power plant is sold to the PNOC - Energy Development Corporation ("PNOC-EDC"), which is also responsible for supplying the facility with the geothermal steam. After the ten year cooperation period, and the recovery by the Company of its capital investment plus incremental return, the plant will be transferred to PNOC-EDC at no cost.

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

Power Generation Projects:   (continued)

Unit I of the Malitbog Project (the "Malitbog Project") was deemed complete in July 1996 and Units II and III in July 1997 at which times such units commenced receiving capacity payments under the Malitbog ECA. The Malitbog Project is owned and operated by Visayas Geothermal Power Company ("VGPC"), a Philippine general partnership that is wholly owned, indirectly, by the Company. Under its contract, VGPC is to sell 100% of its output on substantially the same basis as described above for the Upper Mahiao Project to PNOC-EDC, which will in turn sell the power to the National Power Corporation of the Philippines ("NPC"). However, VGPC receives 100% of its revenues from such sales in the form of capacity payments. As with the Upper Mahiao Project, the Malitbog Project is structured as a ten year BOOT, in which the Company is responsible for providing operations and maintenance for the ten year BOOT period. After a ten year cooperation period, and the recovery by the Company of its capital investment plus incremental return, the plant will be transferred to PNOC-EDC at no cost.

The Mahanagdong Project (the "Mahanagdong Project") was deemed complete in July 1997 and accordingly, the Mahanagdong Project began receiving capacity payments pursuant to the Mahanagdong ECA in August of 1997. The Mahanagdong Project is owned and operated by CE Luzon Geothermal Power Company, Inc., a Philippine corporation, that is expected to be indirectly owned by the Company subject to a minority partner participation. The electricity generated by the Mahanagdong Project will be sold to PNOC-EDC on a "take or pay" basis, which is also responsible for supplying the facility with the geothermal steam. The terms of the Mahanagdong ECA are substantially similar to those of the Upper Mahiao ECA. All of PNOC-EDC's obligations under the Mahanagdong ECA are supported by the Government of the Philippines through a performance undertaking. The capacity fees are expected to be approximately 97% of total revenues at the design capacity levels and the energy fees are expected to be approximately 3% of such total revenues.

The  Saranac Project sells electricity to New York State Electric
&  Gas  pursuant to a 15-year negotiated power purchase agreement
(the "Saranac PPA"), which provides for capacity and energy payments. Capacity payments, which in 1998 total 2.3 cents per kWh, are received for electricity produced during "peak hours" as defined in the Saranac PPA and escalate at approximately 4.1% annually for the remaining term of the contract. Energy payments, which average 6.7 cents per kWh in 1998, escalate at approximately
4.4%  annually  for  the remaining term  of  the  contract.   The
Saranac PPA expires in June of 2009.

The Power Resources Project sells electricity to Texas Utilities Electric Company ("TUEC") pursuant to a 15-year negotiated power purchase agreement (the "Power Resources PPA"), which provides for capacity and energy payments. Capacity payments and energy payments, which in 1998 are $3,138 per month and 3.03 cents per kWh, respectively, escalate at 3.5% annually for the remaining term of the contract. The Power Resources PPA expires in September 2003.

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

Results  of Operations for Three Months Ended March 31, 1998  and
1997:

Operating  revenue  increased in the first  quarter  of  1998  to
$621,851  from  $542,589 for the same period  in  1997,  a  14.6%
increase. The increase is primarily due to higher volumes of gas supplied and franchise electricity revenues.

The   following  data  represents  the  supply  and  distribution operations at Northern:


                               Three Months Ended
                                    March 31
                                 1998            1997
Supply (GWh)                     3,761          3,856

Distribution (GWh)               4,171          4,196

Gas Therms Supply (in thousands)  88.4           16.5

The decrease in units supplied and distributed in 1998 from 1997 primarily reflects changes in the customer mix and milder weather in the U.K. The increase in therms supplied in 1998 from 1997 reflects the increased volume as the gas business in the U.K. begins to open up to competition as a result of regulatory changes.

                    CALENERGY COMPANY, INC.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      (in thousands, except per share and per kWh amounts)
               _________________________________

Results  of Operations for Three Months Ended March 31, 1998  and
1997   (continued):

The following operating data represents the aggregate capacity and electricity production of the domestic geothermal projects:


                                  Three Months Ended
                                        March 31
                                    1998        1997

Overall capacity factor             93.8%      103.1%

kWh produced (in thousands)     1,028,000   1,129,700

Capacity NMW                        507.4       507.4

The  capacity factor decreased for the three months  ended  March
31, 1998 compared to the same periods in 1997 due to marginally decreasing production at the Coso Project and scheduled turbine overhauls at BLM, Elmore, Leathers and Salton Sea.

The following operating data represents the aggregate capacity and electricity production of the Gas Plants:

                                  Three  Months Ended
                                        March 31
                                      1998     1997

Overall capacity factor              75.7%      89.3%

kWh produced (in thousands)        931,500  1,098,950

Installed capacity NMW                 570        570

The capacity factor of the Gas Plants reflects certain contractual curtailments. The capacity factors adjusted for these contractual curtailments are 86.0% for the three months ended March 31, 1998, compared with 98.2% for the same period in 1997. The decrease from the prior period was primarily due to the severe winter snow and ice storms which caused transmission curtailments at Saranac.

Interest and other income decreased in the first quarter of 1998 to $22,460 from $23,387 for the same period in 1997, a 4.0% decrease. The decrease is primarily due to lower equity income from Saranac partially offset by interest earned by Casecnan.

Cost of sales increased in the first quarter of 1998 to $312,645 from $270,947 for the same period in 1997, a 15.4% increase. The increase is primarily due to higher volumes of gas supplied and franchise electricity costs.

                     CALENERGY COMPANY, INC.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      (in thousands, except per share and per kWh amounts)
               _________________________________

Results  of Operations for Three Months Ended March 31, 1998  and
1997   (Continued):

Operating  expense  increased in the first  quarter  of  1998  to
$102,647  from  $90,046  for the same period  in  1997,  a  14.0%
increase. The increase is primarily due to an increase in gas supply customer acquisition costs at Northern.

General and administration costs decreased in the first quarter of 1998 to $12,044 from $13,487 for the same period in 1997, a 10.7% decrease. The decrease is primarily due to the continuing integration of Northern's corporate costs.

Depreciation and amortization increased in the first quarter of 1998 to $79,925 from $67,456 for the same period in 1997, an 18.5% increase. The increase is primarily due to the commencement of operations at Mahanagdong and Units II and III at Malitbog.

As   a   result  of  the  KDG  Acquisition,  Casecnan  is   fully
consolidated into the Company's financial statements and is no longer recorded as an equity investment. Therefore, the loss in equity investment in Casecnan is not applicable.

Interest expense, less amounts capitalized, increased in the first quarter of 1998 to $81,140 from $61,500 for the same period in 1997, a 31.9% increase. The increase is primarily due to interest expense at Casecnan and the commencement of operations at Mahanagdong and Units II and III at Malitbog.

The provision for income taxes decreased in the first quarter of 1998 to $18,531 from $22,249 for the same period in 1997, a 16.7%
decrease. The decrease is due to lower pretax book income.

Minority interest decreased in the first quarter to $10,084 from $10,175 for the same period in 1997. The decrease is primarily due to the purchase of Northern and KDG's minority interests offset by increased dividends on convertible preferred securities of subsidiary trusts.

Net income available for common stockholders decreased in the first quarter of 1998 to $27,295 from $27,448 for the same period in 1997. Net income available for common stockholders per share increased in the first quarter of 1998 to $.45 per share from $.43 per share for the same period in 1997.

Liquidity and Capital Resources:

The Company's cash and cash equivalents were $211,717 at March 31, 1998 as compared to $1,445,338 at December 31, 1997. The majority of this decrease was due to the KDG Acquisition. The Company's share of joint venture cash and investments retained in project control accounts at March 31, 1998 and December 31, 1997 was $25,820 and $6,072, respectively. Distributions out of the project control accounts are made monthly to the Company for operations and maintenance and capital costs and semiannually to each Coso Project partner for profit sharing under a prescribed calculation subject to mutual agreement by the partners. The Company recorded separately restricted cash of $587,456 and $223,636 at March 31, 1998 and December 31, 1997, respectively. The restricted cash balance as of March 31, 1998 is comprised

                     CALENERGY COMPANY, INC.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      (in thousands, except per share and per kWh amounts)
               _________________________________

Liquidity and Capital Resources:  (continued)

primarily of amounts deposited in restricted accounts from which the Company will fund the construction of the Casecnan Project, the Dieng Project and the Patuha Project. The restricted cash balance also includes the Coso Project royalty payment and the Power Resources Project, the Upper Mahiao Project, the Mahanagdong Project and the Malitbog Project cash reserves for debt service reserve funds.

As of March 31, 1998, the Company holds 22,563 shares of treasury stock at a cost of $729,877 primarily as a result of the KDG Acquisition, in which the Company purchased 19,231 shares of treasury stock. These treasury shares will provide shares for issuance under the Company's employee stock option and share purchase plan and other outstanding convertible securities.

On September 11, 1997, the Company signed a definitive agreement with Kiewit Diversified Group ("KDG"), a wholly owned subsidiary of Peter Kiewit Sons', Inc. ("PKS"), for the Company to purchase KDG's ownership interest in various project partnerships and CalEnergy common shares (the "KDG Acquisition").

KDG's ownership interest in CalEnergy comprised approximately 20,231 shares of common stock (assuming exercise by KDG of one million options to purchase CalEnergy shares), the 30% interest in Northern Electric, as well as the following minority project interests: Mahanagdong (45%), Casecnan (35%), Dieng (47%), Patuha (44%) and Bali (30%) and other interests in international development stage projects.

CalEnergy paid $1,159,215 for the KDG Acquisition and final closing of the transaction occurred in January 1998. CalEnergy funded this acquisition with available cash and the proceeds of the equity offering and the debt offering completed in October 1997.

In November 1995, CE Casecnan Water and Energy Company, Inc., a Philippine Corporation ("CE Casecnan") which is currently approximately 70% indirectly owned by the Company, closed the financing and commenced construction of the Casecnan Project, a combined irrigation and 150 net MW hydroelectric power generation project (the "Casecnan Project") located in the central part of the island of Luzon in the Republic of the Philippines.

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

Liquidity and Capital Resources:  (continued)

The Casecnan Project was being constructed pursuant to a fixed-price, date-certain, turnkey construction contract (the "Hanbo Contract") on a joint and several basis by Hanbo Corporation ("Hanbo") and Hanbo Engineering and Construction Co., Ltd. ("HECC"), both of which are South Korean corporations. As of May 7, 1997, CE Casecnan terminated the Hanbo Contract due to defaults by Hanbo and HECC including the insolvency of each such company. On May 7, 1997, CE Casecnan entered into a new turnkey engineering, procurement and construction contract to complete the construction of the Casecnan Project (the "Replacement Contract"). The work under the Replacement Contract is being conducted by a consortium consisting of Cooperativa Muratori Cementisti CMC di Ravenna and Impresa Pizzarotti & C. Spa working together with Siemens A.G., Sulzer Hydro Ltd., Black & Veatch and Colenco Power Engineering Ltd. (collectively, the "Replacement Contractor").

In connection with the Hanbo Contract termination, CE Casecnan tendered a certificate of drawing for $79,329 to Korea First Bank ("KFB") on May 7, 1997, under the irrevocable standby letter of credit issued by KFB as security under the Hanbo Contract to pay for certain transition costs and other then ascertainable damages under the Hanbo Contract. As a result of KFB's wrongful dishonor of the draw request, CE Casecnan filed an action in New York State Court.

On August 6, 1997, CE Casecnan announced that it had issued a notice to proceed to the Replacement Contractor. The Replacement Contractor was already on site and has fully mobilized and commenced engineering, procurement and construction work on the Casecnan Project.

On August 27, 1997, CE Casecnan announced that it had received a favorable summary judgment ruling in New York State Court against KFB. The judgment required KFB to honor the $79,329 drawing by CE Casecnan on a $117,850 irrevocable standby letter of credit.

CE  Casecnan  subsequently  tendered  second,  third  and  fourth
certificates   of  drawing  for  $10,828,  $2,920  and   $24,773,
respectively, to KFB which were also wrongfully dishonored.

On September 2, 1997, Hanbo and HECC filed a Request for Arbitration before the International Chamber of Commerce ("ICC"). The Request for Arbitration asserted various claims by Hanbo and HECC against CE Casecnan relating to the terminated Hanbo Contract and sought damages. On October 10, 1997, CE Casecnan served its answer and defenses in response to the Request for Arbitration as well as counterclaims against Hanbo and HECC for breaches of the Hanbo Contract.

On April 17, 1998, CE Casecnan announced that it and Hanbo, HECC, Hanbo Steel Company, Ltd. and KFB had mutually agreed to settle the differences among them related to the Casecnan Project. Under the settlement, KFB has agreed to pay CE Casecnan $90 million and the parties have discontinued with prejudice the pending arbitration and litigation proceedings and released each other from all claims arising out of the litigation and arbitration.

                     CALENERGY COMPANY, INC.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      (in thousands, except per share and per kWh amounts)
               _________________________________

Liquidity and Capital Resources:  (continued)

On September 20, 1997, a Presidential Decree (the "Decree") was issued in Indonesia, providing for government action to the effect that, in order to address certain recent fluctuations in the value of the Indonesian currency, the start-up dates for a number of private power projects would be: (i) continued according to their initial schedule (because construction was underway); (ii) postponed as to their start-up dates (because they are not yet in construction) until economic conditions have recovered; or (iii) reviewed with a view to being continued, postponed or rescheduled, depending on the status of those projects. In the Decree, Dieng Units 1, 2 and 3 are approved to continue according to their initial schedule; Patuha Unit 1 and Bali Units 1 and 2 are to receive further review to determine whether or not they should be continued in accordance with their initial schedule; and Bali Units 3 and 4, Patuha Units 2, 3 and 4 and Dieng Unit 4 are to be postponed for an unspecified period. In this regard, the Company notes that its contracts and government undertakings for the Dieng, Patuha and Bali projects do not by their terms permit such categorization or delays by the government and that the Company has obtained political risk insurance coverage for its Dieng and Patuha projects. Moreover, the Company intends to continue to take actions to attempt to require the Government of Indonesia to honor its contractual obligations; however, subsequent actions by the Government of Indonesia and continued economic problems in Indonesia have created further uncertainty as to whether the contracts for such projects will be abrogated by the Indonesian government and accordingly have created significant risks to the completion of these projects.

On December 2, 1994, a subsidiary of the Company, Himpurna California Energy Ltd. ("HCE") executed a joint operation contract (the "Dieng JOC") for the development of the geothermal steam field and geothermal power facilities at the Dieng geothermal field, located in Central Java (the "Dieng Project") with Perusahaan Pertambangan Minyak Dan Gas Bumi Negara ("Pertamina"), the Indonesian national oil company, and executed a "take-or-pay" energy sales contract (the "Dieng ESC") with both Pertamina and P.T. PLN (Persero) ("PLN"), the Indonesian national electric utility. HCE was formed pursuant to a joint development agreement with P.T. Himpurna Enersindo Abadi ("P.T. HEA"), its Indonesian partner, which is a subsidiary of Himpurna, whereby the Company and P.T. HEA have agreed to work together on an exclusive basis to develop the Dieng Project (the "Dieng Joint Venture"). The Dieng Joint Venture is structured with subsidiaries of the Company holding an approximate 94% interest (including certain assignments of dividend rights representing an economic interest of 4%) and P.T. HEA holding a 6% interest in the Dieng Project. Financial closing and first disbursement of construction loan funds occurred on October 3, 1996. Construction of Dieng Unit I was completed in March 1998.

                     CALENERGY COMPANY, INC.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      (in thousands, except per share and per kWh amounts)
               _________________________________

Liquidity and Capital Resources:  (continued)

Pursuant to the Dieng JOC and ESC, Pertamina has granted to HCE the geothermal field and the wells and other facilities presently located thereon and HCE may build, own and operate power production units with an aggregate capacity of up to 400 MW. HCE will accept the field operation responsibility for developing and supplying the geothermal steam and fluids required to operate the plant. The Dieng JOC is structured as a build own operate transfer agreement and will expire (subject to extension by mutual agreement) on the date which is the later of (i) 42 years following effectiveness of the Dieng JOC and (ii) 30 years following the date of commencement of commercial generation of the final unit. Upon the expiration of the proposed Dieng JOC, all facilities will be transferred to Pertamina at no cost.

HCE began well testing in the fourth quarter of 1995 and issued a notice to proceed for the construction and supply of an initial 55 net MW unit ("Dieng Unit I") in the first quarter of 1996. PT Kiewit/Holt Indonesia, a consortium consisting of Kiewit
Construction  Group,  Inc.,  a  subsidiary  of  PKS  ("KCG")   is
constructing Dieng Unit I pursuant to a fixed price, date certain, turnkey construction contract ("Construction Contract"). Affiliates of KCG are providing the engineered supply with respect to Dieng Unit I pursuant to a fixed price, date certain, turnkey supply contract ("Supply Contract"). The Construction Contract and Supply Contract are sometimes referred to herein as the "Dieng EPC" and KCG and their affiliates party to the Construction Contract and Supply Contract are sometimes referred to herein, collectively, as the "Construction Consortium." The obligations of the Construction Consortium under the Construction and Supply Contracts are supported by a guaranty of KCG. KCG is the lead member of the Construction Consortium, with a 60% interest. HCE will be responsible for operating and managing the Dieng Project.

In the fourth quarter of 1997, HCE issued a notice to proceed for the construction and supply of the Dieng Unit II 80 net MW project. The same construction consortium as described above for Dieng Unit I has contracted to construct Dieng Unit II under similar terms. The Company has contributed the necessary equity for the completion of Dieng Unit II and the construction loan of $109,000 was arranged under the June 1997 CE Indonesia Funding Corp. facility. However, pending resolution of the current uncertainties associated with Indonesia, construction activities on this project have been significantly reduced.

Patuha Power, Ltd. ("Patuha Power") is developing a geothermal power plant in the Patuha geothermal field in Java, Indonesia (the "Patuha Project"). On December 2, 1994, Patuha Power
executed both a joint operation contract and an energy sales contract, each of which contains terms substantially similar to those described above for the Dieng Project. Patuha Power began well testing and exploration in the fourth quarter of 1995 and in the third quarter of 1997, issued a notice to proceed for the construction and supply of the Patuha Unit I 80 net MW project. The same construction consortium as described above for Dieng Unit I has contracted to construct Patuha Unit I under similar terms. The Company has contributed the necessary equity for the completion of Patuha Unit I and the construction loan of $150,000 was arranged under the June 1997 CE Indonesia Funding Corp. facility. However, pending resolution of the current uncertainties associated with Indonesia, construction activities on this project have been significantly reduced.

                     CALENERGY COMPANY, INC.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      (in thousands, except per share and per kWh amounts)
               _________________________________

Liquidity and Capital Resources:  (continued)

The Company and PT Panutan Group, an Indonesian consortium of energy, oil, gas and mining companies, have formed a joint venture to pursue the development of geothermal resources in Bali (the "Bali Project"). The PT Panutan Group is entitled to contribute up to 40% of the total equity and obtain up to 40% of the net profit of the Bali Project. The project company developing the Bali Project, Bali Energy Ltd. ("Bali Energy"), has executed both a joint operation contract and an energy sales contract with terms similar to those at Dieng and Patuha. However, pending resolution of the current uncertainties associated with Indonesia, infrastructure construction and drilling activities on this project have been significantly reduced.

The Company developed and owns the rights to a proprietary process for the extraction of minerals from elements in solution in the geothermal brine and fluids utilized at its Imperial Valley plants (the "Salton Sea Extraction Project") as well as the production of power to be used in the extraction process. The initial phase of the project would require delivery of 49 net MW of power. A pilot plant has successfully produced commercial quality zinc at Company's Imperial Valley Project. Zinc is primarily used in galvanizing steel for use in the automobile industry. The Company intends to sequentially develop manganese, silver, gold, lead, boron, lithium and other products as it further develops the extraction technology. The Company is also investigating producing silica from the solids precipitated out of the geothermal power process. Silica is used as a filler for such products as paint, plastics and high temperature cement. If successfully developed, the mineral extraction process will provide an environmentally responsible and low cost minerals recovery methodology.

Subsidiaries of Magma, a subsidiary of the Company, sought new long-term final SO4 power purchase agreements in the Salton Sea area through the bidding process adopted by the California Public Utilities Commission ("CPUC") under its 1992 Biennial Resource Plan Update ("BRPU"). In its BRPU, the CPUC cited the need for an additional 9,600 MW of power production through 1999 among California's three investor-owned utilities, Edison, SDG&E and Pacific Gas and Electric Company. Of this amount, 275 MW was set aside for bidding by independent power producers (such as Magma) utilizing renewable resources. Pursuant to an order of the CPUC dated June 22, 1994 (confirmed on December 21, 1994), Magma was awarded 163 net MW for sale to Edison and SDG&E, with in-service dates in 1997 and 1998. On February 23, 1995 the Federal Energy Regulatory Commission ("FERC") issued an order finding that the CPUC's BRPU program violated the Public Utilities Regulatory Policies Act ("PURPA") and FERC's implementing regulations and recommended negotiated settlements. In response, the CPUC issued an Assigned Commissioners Ruling encouraging settlements between the final winning bidders and the utilities. The utilities are expected to continue to challenge the BRPU and, in light of the regulatory uncertainty, there can be no assurance that power sales contracts will be executed or that any such projects will be completed. In light of these developments, the Company agreed to execute an agreement with Edison on March 16, 1995 providing that in certain circumstances it would withdraw its Edison BRPU bid in consideration for the payment of certain sums. In December 1996, the Company entered into a

                     CALENERGY COMPANY, INC.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      (in thousands, except per share and per kWh amounts)
               _________________________________

Liquidity and Capital Resources:  (continued)

confidential cash buyout agreement with SDG&E. These agreements are subject to CPUC approval.

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

The Company has various projects under construction outside the United States, a number of projects under award outside the United States and a number of operating projects doing business outside the United States. The operation, financing, construction and development of projects outside the United States entail significant political and financial risks (including, without limitation, uncertainties associated with first time privatization efforts in the countries involved, currency exchange rate fluctuations, currency repatriation restrictions, changes in law or regulation, changes in government policy, political instability, civil unrest, contract abrogation and expropriation) and other risk/structuring issues that have the potential to cause substantial delays or material impairment of the value of the project being developed, which the Company may not be fully capable of insuring against. The uncertainty of the legal environment in certain foreign countries in which the Company is developing and may develop or acquire projects could make it more difficult for the Company to enforce its rights under agreements relating to such projects. In addition, the laws and regulations of certain countries may limit the ability of the Company to hold a majority interest in some of the projects that it may develop or acquire. The Company's international projects may, in certain cases, be delayed, suspended or terminated by the applicable government or may be subject to risks of contract abrogation or other uncertainties relating to changes in government policy or personnel or changes in general economic conditions affecting the country. Projects in operation, construction and development are subject to a number of uncertainties more specifically described in the Company's Form 8-K, dated March 6, 1998, filed with the Securities and Exchange Commission.

                    CALENERGY COMPANY, INC.
                  PART II - OTHER INFORMATION

Item 1 -  Legal proceedings.

     As  of  March 31, 1998, there are no material outstanding
     lawsuits   against  the  Company;  however   see   Note   6,
     Commitments and Contingencies regarding litigation involving various of the Company's projects.

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

     Exhibit 15 - Awareness letter of Independent Accountants.

     Exhibit 27 - Financial Data Schedule.

                     CALENERGY COMPANY, INC.
                  PART II - OTHER INFORMATION

(b)    Reports on Form 8-K:

        During the quarter ended March 31, 1998 the Company filed the following:

        (i) Form 8-K dated January 5, 1998 reporting the completion of the acquisition of Kiewit's interests and repurchase of Company shares.

        (ii)Form 8-K dated January 12, 1998 regarding the
            Government of Indonesia's Presidential Decree placing Patuha Unit I on reviewed status.

        (iii) Form 8-K dated January 19, 1998 reporting revenues and earnings for the 4th Quarter of 1997, including the valuation impairment relating to Indonesia.

        (iv)Form 8-K dated March 6, 1998 describing cautionary statements.

                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         CALENERGY COMPANY, INC.


Date: May 15, 1998       /s/  Craig M. Hammett
                              Craig M. Hammett
                              Senior Vice President and
                              Chief Financial Officer

                         /s/  Patrick J. Goodman
                              Patrick J. Goodman
                              Vice  President, Chief  Accounting
                              Officer and Controller

                         EXHIBIT INDEX

Exhibit                                                       Page
  No.                                                          No.


11            Calculation of Earnings Per Share                31

15            Awareness Letter of Independent Accountants      32

27            Financial Data Schedule                          33

                                                       Exhibit 11
                     CALENERGY COMPANY, INC.

         CALCULATION OF EARNINGS PER SHARE IN ACCORDANCE
              WITH INTERPRETIVE RELEASE NO. 34-9083

         (dollars in thousands, except per share amounts)
                       ___________________

                                                        Three Months Ended
                                                              March 31
                                                       1998            1997
Actual weighted average shares outstanding
 for the period                                     61,081,469      63,510,533

Dilutive stock options and warrants using
 average market prices                                 588,240       1,273,610

Additional dilutive stock options assuming conversion
 of convertible preferred securities of
 subsidiary  trusts(1)                               7,672,883       5,062,165

Diluted shares outstanding                          69,342,592      69,846,308

Net income available to common stockholders      $      27,295    $     27,448

Net income per share                             $         .45    $        .43

Diluted income per share based on SEC
 interpretive release No. 34-9083(1)(2)          $         .43    $        .42

(1)-The  convertible  preferred securities of  subsidiary  trusts issued  on August 12, 1997 would be antidilutive to earnings  per
share  for  the  three months ended March 31,  1998.   Therefore,
these items are excluded from diluted shares outstanding.

(2)-Net income available to common stockholders for the three months ended March 31, 1998 and 1997 was increased by dividends on convertible preferred securities of subsidiary trusts, net of tax effect, of $2,751 and $1,666, respectively.

                                                        Exhibit 15





CalEnergy Company, Inc.
Omaha, Nebraska

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of CalEnergy Company, Inc. for the three month periods ended March 31, 1998 and 1997 as indicated in our report dated April 22, 1998; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, is incorporated by reference in Registration Statements No. 33-41152, No. 33-52147 and No. 333-30395 on Form S-8 and
Registration Statements No. 33-51363 and No. 333-32821 on Form S-
3.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of a Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.



DELOITTE & TOUCHE LLP
Omaha, Nebraska
May 14, 1998