Form 10-Q
period 1998-06-30
CALENERGY CO INC
filed 1998-08-14
CIK 720556

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON D.C.  20549

                     ______________________

                           FORM 10-Q

      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended

                         June 30, 1998

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

60,032,677 shares of Common Stock, $0.0675 par value were outstanding as of June 30, 1998.

                     CALENERGY COMPANY, INC.

                           Form 10-Q

                         June 30, 1998
                         _____________

                        C O N T E N T S

PART I:  FINANCIAL INFORMATION                                            Page

Item 1.        Financial Statements

Independent Accountants' Report                                              3

Consolidated Balance Sheets, June 30, 1998 and December 31,  1997            4

Consolidated Statements of Operations for the Three and Six
 Months Ended June 30, 1998 and 1997                                         5

Consolidated Statements of Cash Flows for the
 Six Months Ended June 30, 1998 and 1997                                     6

Notes to Consolidated Financial Statements                                   7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                     14

PART II:  OTHER INFORMATION

Item 1.   Legal Proceedings                                                 30
Item 2.   Changes in Securities                                             30
Item 3.   Defaults on Senior Securities                                     30
Item 4.   Submission of Matters to a Vote of Security Holders               30
Item 5.   Other Information                                                 31
Item 6.   Exhibits and Reports on Form 8-K                                  31

Signatures                                                                  33

Exhibit Index                                                               34

INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors and Stockholders
CalEnergy Company, Inc.
Omaha, Nebraska

We have reviewed the accompanying consolidated balance sheet of CalEnergy Company, Inc. and subsidiaries as of June 30, 1998, and the related consolidated statements of operations for the three and six month periods ended June 30, 1998 and 1997 and the related consolidated statements of cash flows for the six month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

DELOITTE & TOUCHE LLP
Omaha, Nebraska
July 23, 1998

                     CALENERGY COMPANY, INC.

                  CONSOLIDATED BALANCE SHEETS
            (in thousands, except per share amounts)
                ________________________________


                                          June 30      December 31
                                           1998            1997
                                       (unaudited)
ASSETS
Cash and cash equivalents           $      265,543   $   1,445,338
Joint venture cash and investments           6,903           6,072
Restricted cash and investments            407,289         223,636
Accounts receivable                        479,704         376,745
Properties, plants, contracts
 and equipment, net                      4,358,649       3,528,910
Excess of cost over fair value
 of net assets acquired, net             1,449,972       1,312,788
Equity investments                         128,110         238,025
Deferred charges and other assets          385,711         356,112

 Total assets                        $   7,481,881    $  7,487,626

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable                    $      192,172    $    173,610
Other accrued liabilities                1,134,383       1,106,641
Parent company debt                      1,303,875       1,303,845
Subsidiary and project debt              2,850,240       2,189,007
Deferred income taxes                      550,644         509,059

 Total liabilities                       6,031,314       5,282,162

Deferred income                             50,979          40,837
Company-obligated mandatorily redeemable
  convertible preferred securities of
  subsidiary trusts                        553,930         553,930
Preferred securities of subsidiary          66,054          56,181
Minority interest                                -         134,454
Common stock and options subject to
  redemption (Note 3)                            -         654,736

Stockholders' equity:
Preferred stock - authorized 2,000
  shares, no par value                           -               -
Common stock - par value $0.0675 per share,
  authorized 180,000 shares, issued 82,980
  shares, outstanding 60,033 and 81,322
  at June 30, 1998 and December 31, 1997,
  respectively                               5,602           5,602
Additional paid in capital               1,236,851       1,261,081
Retained earnings                          273,254         213,493
Common stock and options subject to
  redemption (Note 3)                            -        (654,736)
Treasury stock - 22,947 and 1,658 common
 shares at June 30, 1998 and December 31,
 1997, respectively, at cost              (740,843)        (56,525)
Accumulated other comprehensive income       4,740          (3,589)
  Total stockholders' equity               779,604         765,326

  Total liabilities and stockholders'
  equity                            $    7,481,881   $   7,487,626


 The accompanying notes are an integral part of these financial statements.

                    CALENERGY COMPANY, INC.

             CONSOLIDATED STATEMENTS OF OPERATIONS
            (in thousands, except per share amounts)
               ____________(unaudited)___________



                                  Three Months Ended      Six Months Ended
                                        June  30                June 30
                                  1998          1997       1998        1997
Revenues:
Operating  revenue             $  590,589  $  505,922  $ 1,212,440 $ 1,048,511
Interest and other income          29,929      19,072       52,389      42,459

Total revenues                    620,518     524,994    1,264,829   1,090,970

Costs and expenses:
Cost of sales                     269,768     241,548      582,413     512,495
Operating expense                 111,131      76,880      213,778     166,926
General and administration         10,814      12,005       22,858      25,492
Depreciation and amortization      85,659      70,456      165,584     137,912
Loss on equity investment in
  Casecnan                              -       1,289            -       3,957
Interest expense                   93,648      71,644      188,206     142,266
Less interest capitalized         (15,059)    (13,638)     (28,477)    (22,760)

Total costs and expenses          555,961     460,184    1,144,362     966,288

Income before provision for
 income taxes                      64,557      64,810      120,467     124,682

Provision for income taxes         21,952      24,342       40,483      46,591

Income before minority interest    42,605      40,468       79,984      78,091

Minority interest                  10,139       9,579       20,223      19,754

Net income available to
 common stockholders            $  32,466  $   30,889   $   59,761   $  58,337

Net income per share - basic    $     .54  $      .49   $      .99   $     .92

Basic common shares outstanding    60,235      63,531       60,658      63,521

Net income per share - diluted  $     .51  $      .46   $      .95   $     .88

Diluted shares outstanding         74,346      72,759       74,641      71,357

 The accompanying notes are an integral part of these financial statements.

                      CALENERGY COMPANY, INC.

             CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (in thousands)
                           (unaudited)

                                                         Six Months Ended
                                                              June 30
                                                          1998       1997
Cash flows from operating activities:
Net income                                               $59,761    $58,337
Adjustments to reconcile net cash flow from operating activities:
Depreciation and amortization                            143,598    124,437
Amortization of excess of cost over fair value of
net assets acquired                                       21,986     13,475
Amortization of deferred financing and other costs         8,458     21,047
Provision for deferred income taxes                       21,316     23,418
Income on equity investments                              (4,023)    (4,676)
Income applicable to minority interest                     2,242     12,600
Changes in other items:
Accounts receivable                                      (86,712)    (2,219)
Accounts payable and accrued liabilities                 (12,319)   (83,447)
Deferred income                                           10,142     (5,998)

Net cash flows from operating activities                 164,449    156,974

Cash flows from investing activities:
Purchase of Kiewit Interests and Northern Electric,
net of cash acquired                                    (502,916)  (629,094)
Distributions from equity investments                      7,120     13,219
Acquisition of gas assets                                (35,677)         -
Philippine construction                                  (61,002)   (32,946)
Indonesian construction                                  (71,800)   (40,652)
Exploration and other development costs                  (15,046)    (7,426)
Capital expenditures relating to operations             (120,615)  (101,166)
Decrease (increase) in short-term investments              1,256     (1,983)
Decrease in restricted cash and investments              160,850     22,503
Decrease (increase) in other assets                      (26,596)    71,301

Net cash flows from investing activities                (664,426)  (706,244)

Cash flows from financing activities:
Proceeds from subsidiary and project debt                107,234    598,280
Repayments of subsidiary and project debt               (103,402)   (71,602)
Proceeds from exercise of options                          2,357      4,983
Decrease in amounts due from joint ventures               16,861     10,732
Deferred charges relating to debt financing              (20,094)   (11,813)
Purchase of treasury stock                              (689,592)    (1,875)
Purchase of stock options from Kiewit                    (21,313)         -
Other                                                     20,633          -
Proceeds from issuance of convertible preferred
 securities of subsidiary trust                                -    180,000
Repayment of parent company debt                               -   (195,000)

Net cash flows from financing activities                (687,316)   513,705

Effect of exchange rate changes, net                       8,329    (26,705)

Net decrease in cash and cash equivalents             (1,178,964)   (62,270)

Cash and cash equivalents at beginning of period       1,451,410    472,583

Cash and cash equivalents at end of period            $  272,446  $ 410,313

Supplemental disclosures:
Interest paid, net of amount capitalized              $  139,395  $ 123,802

Income taxes paid                                     $   29,417  $  22,629

The accompanying notes are an integral part of these financial  statements.

                    CALENERGY COMPANY, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (in thousands, except per share and per kWh amounts)
                ________________________________


1.   General:

In the opinion of management of CalEnergy Company, Inc. (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1998 and the results of operations for the three and six months ended June 30, 1998 and 1997, and cash flows for the six months ended June 30, 1998 and 1997. The results of operations for the three and six months ended June 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

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

2.   Subsequent Event:

On August 12, 1998, the Company announced that it had entered into an Agreement and Plan of Merger with MidAmerican Energy Holdings Company ("MidAmerican"), pursuant to which the Company agreed (i) to pay $27.15 in cash for each outstanding share of MidAmerican common stock (valuing MidAmerican at approximately $4 billion, including $1.4 billion of debt and preferred stock which will remain outstanding at MidAmerican) in a merger, pursuant to which MidAmerican will become a wholly owned subsidiary of the Company, and (ii) to reincorporate in the State of Iowa and be renamed MidAmerican Energy Holdings Company. Closing of the transaction is subject to the approval of the shareholders of both companies and the obtaining of certain regulatory approvals.

                    CALENERGY COMPANY, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (in thousands, except per share and per kWh amounts)
                ________________________________


3.   Properties, Plants, Contracts and Equipment:

Properties,   plants,  contracts  and  equipment   comprise   the
following:


                                          June 30,    December 31,
                                            1998          1997
                                        (unaudited)
Operating assets:
Distribution system                     $1,292,035   $1,237,743
Power plants                             1,865,892    1,464,885
Wells and resource development             451,494      395,314
Power sales agreements                     268,212      227,535
Other assets                               278,357      254,973

Total operating assets                   4,155,990    3,580,450

Less accumulated depreciation
  and amortization                        (642,298)    (497,832)

Net operating assets                     3,513,692    3,082,618

Mineral and gas reserves and
  exploration assets, net                  361,492      297,048
Construction in progress:
  Casecnan                                 224,213            -
  Dieng                                     96,994       94,666
  Patuha                                   149,954       49,612
  Bali and other development                12,304        4,966

Total                                  $ 4,358,649  $ 3,528,910

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

5.   Conversion of Philippine Term Loans:

On April 8, 1998, the Company converted the construction project financing for its Malitbog geothermal power project to term loans of $170,726. The Overseas Private Investment Corporation ("OPIC") is providing term loan financing of $60,904 that was fixed as of June 15, 1998 at an interest rate of 9.176%, maturing in 2005. A syndicate of international commercial banks is providing the remaining $109,822 of term loan financing at a variable interest rate based on LIBOR, maturing in 2005.

On May 5, 1998, the Company converted the construction project financing for its Upper Mahiao geothermal power project to term loans of $155,517. Export-Import Bank of the United States ("Ex-Im Bank") is providing term loan financing of $145,517 at a fixed interest rate of 5.95%, maturing in 2006. United Coconut Planters Bank of the Philippines is providing the remaining $10,000 of term loan financing at a variable interest rate based on LIBOR, maturing in 2003.

On June 18, 1998, the Company converted the construction project financing for its Mahanagdong geothermal power project to term loans of $220,378. Ex-Im Bank is providing term loan financing of $180,378 at a fixed interest rate of 6.92%, maturing in 2007. OPIC is providing the remaining $40,000 of term loan financing at a variable interest rate based on LIBOR, maturing in 2007.

                     CALENERGY COMPANY, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (in thousands, except per share and per kWh amounts)
                ________________________________

6.   Commitments and Contingencies:

Casecnan

On April 17, 1998, CE Casecnan Water and Energy Company, Inc., a Philippine Corporation ("CE Casecnan") which is currently approximately 70% indirectly owned by the Company, announced that it and Hanbo Corporation, Hanbo Engineering and Construction Co., Ltd., Hanbo Steel Company, Ltd. and Korea First Bank ("KFB") had reached a settlement with regard to certain disputed terminated contracts and standby letter of credit issues. Under the settlement, KFB agreed to pay CE Casecnan $90,000 and the parties have discontinued with prejudice the pending arbitration and litigation proceedings and released each other from all claims arising out of the litigation and arbitration. In accordance with the terms of such settlement, CE Casecnan received $10,000 from KFB on April 17, 1998 and the remaining $80,000, including interest, on July 3, 1998.

Indonesia

On September 20, 1997, a Presidential Decree (the "Decree") was issued in Indonesia, providing for government action to the effect that, in order to address certain recent fluctuations in the value of the Indonesian currency, the start-up dates for a number of private power projects would be: (i) continued according to their initial schedule (because construction was underway); (ii) postponed as to their start-up dates (because they were not yet under construction) until economic conditions recover; or (iii) reviewed with a view to being continued, postponed or rescheduled, depending on the status of those projects. In the Decree, Dieng Units 1, 2 and 3 were approved to continue according to their initial schedule; Patuha Unit 1 and Bali Units 1 and 2 were to receive further review to determine whether or not they would be continued in accordance with their initial schedule; and Bali Units 3 and 4, Patuha Units 2, 3 and 4 and Dieng Unit 4 were postponed for an unspecified period. In this regard, the Company notes that its contracts and government undertakings for the Dieng, Patuha and Bali projects do not by their terms permit such categorization or delays by the government and that the Company has obtained political risk insurance coverage for its Dieng and Patuha projects.

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

The Company believes it has fully reserved for the Indonesian exposure as part of the $87,000 1997 fourth quarter asset valuation impairment charge.

                     CALENERGY COMPANY, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (in thousands, except per share and per kWh amounts)
                ________________________________

6.   Commitments and Contingencies (continued):

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

In the complaint Edison seeks unspecified damages, including the refund of certain amounts previously paid under the SO4 Agreements, and termination of the SO4 Agreements. In September 1997, the Coso Partnerships and the Company filed a cross-complaint against Edison and its affiliates, The Mission Group and Mission Power Engineering Company alleging, among other things, that Edison's lawsuit violates the 1993 settlement agreement which settled certain litigation arising from the construction of certain units at the Coso geothermal project by Edison affiliates. In addition, the Coso Partnerships filed a separate complaint against Edison alleging breach of the SO4 Agreements, unfair business practices, slander and various other tort and contract claims. The actions were effectively consolidated in December 1997. As a result of certain procedural actions by the parties and a November court order, Edison filed an amended complaint on December 16, 1997 and the Coso Partnerships amended their cross-complaint. In addition, the Court has struck Edison's request to terminate the SO4 Agreements and obtain a refund of all funds paid to the Coso Partnerships. The litigation is in its early procedural stages and the pleadings have not been settled. The Coso Partnerships believe that their claims and defenses are meritorious and that they will prevail if the matter is ultimately heard on its merits. The Coso Partnerships intend to vigorously defend this action and prosecute all available counterclaims against Edison.

NYSEG

On February 14, 1995, NYSEG filed with the FERC a Petition for a Declaratory Order, Complaint, and Request for Modification of Rates in Power Purchase Agreements Imposed Pursuant to the Public Utility Regulatory Policies Act of 1978 ("Petition") seeking FERC
(i) to declare that the rates NYSEG pays under the Saranac PPA, which was approved by the New York Public Service Commission (the "PSC"), were in excess of the level permitted under PURPA and
(ii)  to  authorize the PSC to reform the Saranac PPA.  On  March
14, 1995, the Saranac Partnership (a partnership in which CalEnergy holds an approximate 45% economic interest) intervened in opposition to the Petition asserting, inter alia, that the Saranac PPA fully complied with PURPA, that NYSEG's action was untimely and that the FERC lacked authority to modify the Saranac PPA. On March 15, 1995, the Company intervened also in opposition to the Petition and asserted similar arguments. On April 12, 1995, the FERC by a unanimous (5-0) decision issued an order denying the various forms of relief requested by NYSEG and finding that the rates required under the Saranac PPA were consistent with PURPA and the FERC's regulations. On May 11, 1995, NYSEG requested rehearing of the order and, by order issued July 19, 1995, the FERC unanimously (5-0) denied NYSEG's request. On June 14, 1995,

                     CALENERGY COMPANY, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (in thousands, except per share and per kWh amounts)
                ________________________________

6.   Commitments and Contingencies (continued):

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

7.   Comprehensive Income:

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which established standards for reporting and display of comprehensive income and its components. Comprehensive income for the three months ended June 30, 1998 and 1997 was $29,948 and $36,209, respectively.
Comprehensive income for the six months ended June 30, 1998 and 1997 was $68,090 and $31,632, respectively. Comprehensive income differs from net income due to foreign currency translation adjustments.

8.   Accounting Pronouncements:

In March 1998, the Accounting Standards Executive Committee ("AcSEC") issued Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP is effective for financial statements for fiscal years beginning after December 15, 1998. The Company has not yet determined the impact of this accounting pronouncement.

In April 1998, the AcSEC issued SOP No. 98-5, "Reporting on the Costs of Start-Up Activities", which requires that costs of start-up activities and organization costs be expensed as incurred. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998. The Company has not yet determined the impact of this accounting pronouncement.

                     CALENERGY COMPANY, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (in thousands, except per share and per kWh amounts)
                ________________________________

8.   Accounting Pronouncements (continued):

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which established accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company has not yet determined the impact of this accounting pronouncement.

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

KDG's ownership interest in CalEnergy comprised approximately 20,231 shares of common stock (assuming exercise by KDG of one million options to purchase CalEnergy shares), the 30% interest in Northern Electric plc ("Northern"), as well as the following minority project interests: Mahanagdong (45%), Casecnan (35%), Dieng (47%), Patuha (44%) and Bali (30%) and other interests in international development stage projects.

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

Northern receives electricity from the national grid transmission system and distributes it to customers' premises using its network of transformers, switchgear and cables. Substantially all of the customers in Northern's authorized area are connected to Northern's network and can only be supplied electricity through Northern's distribution system, regardless of whether it is supplied by Northern's own supply business or by other suppliers, thus providing Northern with distribution volume that is stable from year to year. Northern charges access fees for the use of the distribution system. The prices for distribution to most customers are controlled by a prescribed formula that limits increases (and may require decreases) based upon the rate of inflation in the United Kingdom and other regulatory action.

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

Power Generation Projects:

For purposes of consistent presentation, plant capacity factors for Navy I, Navy II, and BLM (collectively the "Coso Project") are based upon a capacity amount of 80 net MW for each plant. Plant capacity factors for Vulcan, Hoch (Del Ranch), Elmore and Leathers (collectively the "Partnership Project") are based on capacity amounts of 34, 38, 38, and 38 net MW respectively, and for Salton Sea I, Salton Sea II, Salton Sea III and Salton Sea IV plants (collectively the "Salton Sea Project") are based on capacity amounts of 10, 20, 49.8 and 39.6 net MW respectively (the Partnership Project and the Salton Sea Project are collectively referred to as the "Imperial Valley Project"). Plant capacity factors for Saranac, Power Resources, NorCon and Yuma (collectively the "Gas Plants") are based on capacity amounts of 240, 200, 80, and 50 net MW, respectively. Each plant possesses an operating margin which allows for production in excess of the amount listed above. Utilization of this operating margin is based upon a variety of factors and can be expected to vary between calendar quarters, under normal operating conditions.

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

Excluding Navy I and Vulcan, which are receiving Edison's Avoided
Cost of Energy, the Company's SO4 Agreements provide for energy rates ranging from 14.6 cents per kWh in 1998 to 15.6 cents per kWh in 1999 and at least 15.6 cents in 2000.

Salton Sea I sells electricity to Edison pursuant to a 30-year negotiated power purchase agreement, as amended (the "Salton Sea
I  PPA"),  which provides for capacity and energy payments.   The
energy payment is calculated using a Base Price which is subject to quarterly adjustments based on a basket of indices. The time period weighted average energy payment for Salton Sea I was 5.3 cents per kWh during the six months ended June 30, 1998. As the Salton
Sea I PPA is not an SO4 Agreement, the energy payments do not revert to Edison's Avoided Cost of Energy.

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

Power Generation Projects:  (continued)

For  the six months ended June 30, 1998, Edison's average Avoided
Cost of Energy was 3.0 cents per kWh which is substantially below the contract energy prices earned for the six months ended June 30,
1998.   Estimates of Edison's future Avoided Cost of Energy  vary
substantially from year to year. The Company cannot predict the likely level of Avoided Cost of Energy prices under the SO4 Agreements and the modified SO4 Agreements at the expiration of the scheduled payment periods.  The revenues generated by each of
the   projects  operating  under  SO4  Agreements  could  decline significantly after the expiration of the respective scheduled payment periods.

The Upper Mahiao Project (the "Upper Mahiao Project") was deemed complete in June 1996 and began receiving capacity payments pursuant to the Upper Mahiao Energy Conversion Agreement ("ECA") in July of 1996. The Upper Mahiao Project is structured as a ten year build-own-operate-transfer ("BOOT"), in which the Company's subsidiary CE Cebu Geothermal Power Company, Inc. ("CE Cebu"), the project company, is responsible for providing operations and maintenance during the ten year BOOT period. The electricity generated by the Upper Mahiao geothermal power plant is sold to PNOC - Energy Development Corporation ("PNOC-EDC"), which is also responsible for supplying the facility with the geothermal steam. After the ten year cooperation period, and the recovery by the Company of its capital investment plus incremental return, the plant will be transferred to PNOC-EDC at no cost.

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

The Mahanagdong Project (the "Mahanagdong Project") was deemed complete in July 1997 and began receiving capacity payments pursuant to the Mahanagdong ECA in August of 1997. The Mahanagdong Project is owned and operated by CE Luzon Geothermal Power Company, Inc., a Philippine corporation, that is indirectly owned by the Company with a minority partner participation. The electricity generated by the Mahanagdong Project is sold to PNOC-EDC on a "take or pay" basis, which is also responsible for supplying the facility with the geothermal steam. The terms of the Mahanagdong ECA are substantially similar to those of the Upper Mahiao ECA. All of PNOC-EDC's obligations under the Mahanagdong ECA are supported by the Government of the Philippines through a performance undertaking. The capacity fees are approximately 97% of total revenues at the design capacity levels and the energy fees are approximately 3% of such total revenues.

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

Results  of  Operations for Three and Six Months Ended  June  30,
1998 and 1997:

Operating revenue increased in the second quarter of 1998 to $590,589 from $505,922 for the same period in 1997, a 16.7%
increase. For the six month period ended June 30, 1998, operating revenue increased to $1,212,440 from $1,048,511 for the same period in 1997, a 15.6% increase. Northern's operating revenue increased to $412,410 and $872,629, respectively, for the three and six months ended June 30, 1998 compared to $355,578 and $756,074, respectively, for the same periods in 1997 primarily due to higher volumes of gas supplied as well as higher electricity revenues. Operating revenue also increased due to the commencement of earnings at Mahanagdong and Units II and III at Malitbog.

The   following  data  represents  the  supply  and  distribution operations in the U.K.:


                            Three Months Ended  Six Months Ended
                                 June 30,           June 30,
                               1998     1997    1998      1997
Electricity Supplied (GWh)    3,554     3,299   7,315     7,155

Electricity Distributed (GWh) 3,783     3,738   7,954     7,934

Gas Supplied (Therms in
 millions)                     64.2       8.9   152.5      25.5

The increase in electricity supplied and distributed for the three months ended June 30, 1998 from the three months ended June 30, 1997 is due primarily to lower temperatures in the U.K. and changes in the customer mix. The increase in the electricity supplied and distributed for the six months ended June 30, 1998 from the six months ended June 30, 1997 is due primarily to lower temperatures in the U.K. during the second quarter of 1998, partially offset by milder weather in

                    CALENERGY COMPANY, INC.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      (in thousands, except per share and per kWh amounts)
               _________________________________

Results  of  Operations for Three and Six Months Ended  June  30,
1998 and 1997   (continued):

the U.K. during the first quarter of 1998. The increase in gas supplied in 1998 from 1997 reflects the increased volume as the gas business in the U.K. begins to open up to competition as a result of regulatory changes and successful dual fuel marketing campaign.

The following operating data represents the aggregate capacity and electricity production of the domestic geothermal projects:


                               Three Months Ended           Six Months Ended
                                      June 30,                   June 30,
                               1998          1997           1998        1997

Overall capacity factor        96.4%         99.6%          95.1%      101.3%

kWh produced (in thousands)1,068,200     1,103,600      2,096,200   2,233,300

Capacity NMW                   507.4         507.4          507.4       507.4

The capacity factor for the three months ended June 30, 1998 decreased compared to the same period in 1997, due to decreasing production at Coso. The capacity factor decreased for the six months ended June 30, 1998 compared to the same periods in 1997 due to marginally decreasing production at the Coso Project and scheduled turbine overhauls at BLM, Elmore, Leathers and Salton Sea.

The following operating data represents the aggregate capacity and electricity production of the Gas Plants:

                               Three Months Ended             Six Months Ended
                                     June 30,                       June 30,
                               1998          1997            1998         1997

Overall capacity factor        81.8%         85.5%           78.8%       87.4%

kWh produced (in thousands)1,018,540     1,064,200       1,950,040   2,163,150

Capacity NMW                     570           570             570         570

The capacity factor of the Gas Plants reflects certain contractual curtailments. Excluding these contractual curtailments, the capacity factors would be 92.4% and 89.2% for the three and six months ended June 30, 1998, compared with 98.0% and 98.1% for the same periods in 1997. The decreases from the prior periods were primarily due to the severe winter snow and ice storms which caused transmission curtailments at Saranac, as well as a turbine overhaul at PRI.

                     CALENERGY COMPANY, INC.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      (in thousands, except per share and per kWh amounts)
               _________________________________

Results  of  Operations for Three and Six Months Ended  June  30,
1998 and 1997   (Continued):

Interest and other income increased in the second quarter of 1998 to $29,929 from $19,072 for the same period in 1997, a 56.9% increase. For the six months ended June 30, 1998, interest and other income increased to $52,389 from $42,459 for the same period in 1997, a 23.4% increase. The increases are primarily due to interest earned by Casecnan on cash held for construction and our dividend from our investment in Teesside partially offset by lower income from Saranac which is consolidated on an equity basis.

Cost of sales increased in the second quarter of 1998 to $269,768 from $241,548 for the same period in 1997, an 11.7% increase. For the six months ended June 30, 1998, cost of sales increased to $582,413 from $512,495 for the same period in 1997, a 13.6%
increase. The increases are primarily due to higher volumes of gas supplied and electricity costs.

Operating expense increased in the second quarter of 1998 to $111,131 from $76,880 for the same period in 1997, a 44.6%
increase. For the six months ended June 30, 1998, operating expense increased to $213,778 from $166,926 for the same period in 1997, a 28.1% increase. The increases are primarily due to an increase in Northern's customer acquisition costs associated with the opening of the competitive gas supply market.

General and administration costs decreased in the second quarter of 1998 to $10,814 from $12,005 for the same period in 1997, a 9.9% decrease. For the six months ended June 30, 1998, general and administration costs have decreased to $22,858 from $25,492 for the same period in 1997, a 10.3% decrease. The decrease is primarily due to the continuing integration of Northern's corporate costs.

Depreciation and amortization increased in the second quarter of 1998 to $85,659 from $70,456 for the same period in 1997, a 21.6%
increase. For the six months ended June 30, 1998, depreciation and amortization increased to $165,584 from $137,912 for the same period in 1997, a 20.1% increase. The increases are primarily due to the commencement of operations at Mahanagdong and Units II and III at Malitbog.

As   a   result  of  the  KDG  Acquisition,  Casecnan  is   fully
consolidated into the Company's financial statements and is no longer recorded as an equity investment.

Interest expense, less amounts capitalized, increased in the second quarter of 1998 to $78,589 from $58,006 for the same period in 1997, a 35.5% increase. For the six months ended June 30, 1998, interest expense, less amounts capitalized, increased to $159,729 from $119,506 for the same period in 1997, a 33.7%
increase. The increases are primarily due to the consolidation of Casecnan resulting from the KDG Acquisition, the discontinued capitalization of interest due to commencement of operations at Mahanagdong and Units II and III at Malitbog and the discontinued capitalization of interest in Indonesia as a result of the suspension of construction activity.

                     CALENERGY COMPANY, INC.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      (in thousands, except per share and per kWh amounts)
               _________________________________

Results  of  Operations for Three and Six Months Ended  June  30,
1998 and 1997   (Continued):

The provision for income taxes decreased in the second quarter of 1998 to $21,952 from $24,342 for the same period in 1997, a 9.8%
decrease. For the six months ended June 30, 1998, provision for income taxes decreased to $40,483 from $46,591 for the same period in 1997, a 13.1% decrease. The decreases are due to lower pretax book income which resulted from increased dividends on convertible preferred securities of subsidiary trusts.

Minority interest increased in the second quarter to $10,139 from $9,579 for the same period in 1997, a 5.8% increase. For the six months ended June 30, 1998, minority interest increased to $20,223 from $19,754 for the same period in 1997, a 2.4% increase. The increases are primarily due to increased dividends on convertible preferred securities of subsidiary trusts partially offset by the purchase of Northern and KDG's minority interests.

Net income available for common stockholders increased in the first quarter of 1998 to $32,466 or $.54 per share, from $30,889 or $.49 per share for the same period in 1997. For the six months ended June 30, 1998, net income increased to $59,761 or $.99 per share from $58,337 or $.92 per share for the same period in 1997.

Liquidity and Capital Resources:

The Company's cash and cash equivalents were $265,543 at June 30, 1998 as compared to $1,445,338 at December 31, 1997. The majority of this decrease was due to the cash used in the KDG Acquisition. The Company's share of joint venture cash and investments retained in project control accounts at June 30, 1998 and December 31, 1997 was $6,903 and $6,072, respectively.
Distributions out of the project control accounts are made monthly to the Company for operations and maintenance and capital costs and semiannually to each Coso Project partner for profit sharing under a prescribed calculation subject to mutual agreement by the partners.

The Company recorded separately restricted cash and investments of $407,289 and $223,636 at June 30, 1998 and December 31, 1997,
respectively. The restricted cash balance as of June 30, 1998 is comprised primarily of amounts deposited in restricted accounts from which the Company will fund the construction of the Casecnan Project, the Dieng Project and the Patuha Project. The restricted cash balance also includes the Coso Project royalty payment and the cash reserves for debt service reserve funds for the Power Resources Project, the Upper Mahiao Project, the Mahanagdong Project and the Malitbog Project.

As of June 30, 1998, the Company holds 22,947 shares of treasury stock at a cost of $740,843 primarily as a result of the KDG Acquisition, in which the Company purchased 19,231 shares of treasury stock. These treasury shares will provide shares for issuance under the Company's employee stock option and share purchase plan and future conversion of outstanding convertible securities.

                     CALENERGY COMPANY, INC.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      (in thousands, except per share and per kWh amounts)
               _________________________________

Liquidity and Capital Resources:  (continued)

On August 12, 1998, the Company announced that it had entered into an Agreement and Plan of Merger with MidAmerican Energy Holdings Company ("MidAmerican"), pursuant to which the Company agreed (i) to pay $27.15 in cash for each outstanding share of MidAmerican common stock (valuing MidAmerican at approximately $4 billion, including $1.4 billion of debt and preferred stock which will remain outstanding at MidAmerican) in a merger, pursuant to which MidAmerican will become a wholly owned subsidiary of the Company, and (ii) to reincorporate in the State of Iowa and be renamed MidAmerican Energy Holdings Company. Closing of the transaction is subject to the approval of the shareholders of both companies and the obtaining of certain regulatory approvals.

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

On April 8, 1998, the Company converted the construction project financing for its Malitbog geothermal power project to term loans of $170,726. The Overseas Private Investment Corporation ("OPIC") is providing term loan financing of $60,904 that was fixed as of June 15, 1998 at an interest rate of 9.176%, maturing in 2005. A syndicate of international commercial banks is providing the remaining $109,822 of term loan financing at a variable interest rate based on LIBOR, maturing in 2005.

On May 5, 1998, the Company converted the construction project financing for its Upper Mahiao geothermal power project to term loans of $155,517. Export-Import Bank of the United States ("Ex-Im Bank") is providing term loan financing of $145,517 at a fixed interest rate of 5.95%, maturing in 2006. United Coconut Planters Bank of the Philippines is providing the remaining $10,000 of term loan financing at a variable interest rate based on LIBOR, maturing in 2003.

On June 18, 1998, the Company converted the construction project financing for its Mahanagdong geothermal power project to term loans of $220,378. Ex-Im Bank is providing term loan financing of $180,378 at a fixed interest rate of 6.92%, maturing in 2007. OPIC is providing the remaining $40,000 of term loan financing at a variable interest rate based on LIBOR, maturing in 2007.

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

On August 6, 1997, CE Casecnan announced that it had issued a notice to proceed to the Replacement Contractor. The Replacement Contractor was already on site and had fully mobilized and commenced engineering, procurement and construction work on the Casecnan Project.

On April 17, 1998, CE Casecnan announced that it and Hanbo, HECC, Hanbo Steel Company, Ltd. and KFB had reached a settlement with regard to certain disputed terminated contract and standby letter of credit issues. Under the settlement, KFB agreed to pay CE Casecnan $90,000 and the parties have discontinued with prejudice the pending arbitration and litigation proceedings and released each other from all claims arising out of the litigation and arbitration. In accordance with the terms of such agreement, CE Casecnan received $10,000 from KFB on April 17, 1998 and the remaining $80,000, including interest, on July 3, 1998. Based on this settlement and anticipated expenditures, no further equity funding is expected.

On September 20, 1997, a Presidential Decree (the "Decree") was issued in Indonesia, providing for government action to the effect that, in order to address certain recent fluctuations in the value of the Indonesian currency, the start-up dates for a number of private power projects would be: (i) continued according to their initial schedule (because construction was underway); (ii) postponed as to their start-up dates (because they were not yet under construction) until economic conditions recover; or (iii) reviewed with a view to being continued, postponed or rescheduled, depending on the status of those projects. In the Decree, Dieng Units 1, 2 and 3 were approved to continue according to their initial schedule; Patuha Unit 1 and Bali Units 1 and 2 were to receive further review to determine whether or not they should be continued in accordance with their initial schedule; and Bali Units 3 and 4, Patuha Units 2, 3 and 4 and Dieng Unit 4 were postponed for an unspecified period. In this regard, the Company notes that its contracts and government undertakings for the Dieng, Patuha and Bali projects do

                     CALENERGY COMPANY, INC.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      (in thousands, except per share and per kWh amounts)
               _________________________________

Liquidity and Capital Resources:  (continued)

not by their terms permit such categorization or delays by the government and that the Company has obtained political risk insurance coverage for its Dieng and Patuha projects. Moreover, the Company intends to continue to take actions to attempt to require the Government of Indonesia to honor its contractual obligations; however, subsequent actions by the Government of Indonesia and continued economic problems in Indonesia have created further uncertainty as to whether the contracts for such projects will be abrogated by the Indonesian government and accordingly have created significant risks to the completion of these projects.

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

HCE began well testing in the fourth quarter of 1995 and issued a notice to proceed for the construction and supply of an initial 55 net MW unit ("Dieng Unit I") in the first quarter of 1996. PT Kiewit/Holt Indonesia, a consortium consisting of Kiewit Construction Group, Inc., a subsidiary of PKS ("KCG") constructed Dieng Unit I pursuant to a fixed price, date certain, turnkey construction contract ("Construction Contract"). Affiliates of KCG provided the engineered supply with respect to Dieng Unit I pursuant to a fixed price, date certain, turnkey supply contract ("Supply Contract"). The Construction Contract and Supply Contract are sometimes referred to herein as the "Dieng EPC" and KCG and their affiliates party to the Construction Contract and Supply Contract are sometimes referred to herein, collectively, as the "Construction Consortium." The obligations of the Construction Consortium under the

                     CALENERGY COMPANY, INC.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      (in thousands, except per share and per kWh amounts)
               _________________________________

Liquidity and Capital Resources:  (continued)

Construction and Supply Contracts are supported by a guaranty of KCG. KCG is the lead member of the Construction Consortium, with a 60% interest. HCE will be responsible for operating and managing the Dieng Project. Construction of Dieng Unit I was completed in March 1998.

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

Subsidiaries of Magma, a subsidiary of the Company, sought new long-term final SO4 power purchase agreements in the Salton Sea area through the bidding process adopted by the California Public Utilities Commission ("CPUC") under its 1992 Biennial Resource Plan Update ("BRPU"). In its BRPU, the CPUC cited the need for an additional 9,600 MW of power production through 1999 among California's three investor-owned utilities, Edison, SDG&E and Pacific Gas and Electric Company. Of this amount, 275 MW was set aside for bidding by independent power producers (such as Magma) utilizing renewable resources. Pursuant to an order of the CPUC dated June 22, 1994 (confirmed on December 21, 1994), Magma was awarded 163 net MW for sale to Edison and SDG&E, with in-service dates in 1997 and 1998. In February 23, 1995 the Federal Energy Regulatory Commission ("FERC") issued an advisory opinion finding that the CPUC's BRPU program violated the Public Utilities Regulatory Policies Act ("PURPA") and FERC's implementing regulations and recommended negotiated settlements.

In response, the CPUC issued an Assigned Commissioners Ruling encouraging settlements between the final winning bidders and the utilities. The utilities are expected to continue to challenge the BRPU and, in light of the regulatory uncertainty, there can be no assurance that power sales contracts will be executed or that any such projects will be completed. In light of these developments, the Company executed an agreement with Edison on March 16, 1995 providing that in certain circumstances it would withdraw its Edison BRPU bid in consideration for the payment of certain sums. In December 1996, the Company entered into a confidential cash buyout agreement with SDG&E. These agreements are subject to CPUC approval.

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

The Company has commenced, for all of its information systems, a year 2000 date conversion project to address all necessary code changes, testing and implementation. The "Year 2000 Computer Problem" creates risk for the Company from unforeseen problems in its own computer systems and from third parties with whom the Company deals on financial transactions worldwide. Such failures of the Company's and/or third parties' computer systems could have a material impact on the Company's ability to conduct its business, and especially to process and account for the transfer of funds electronically. Management believes it will substantially complete the year 2000 implementation before January 1, 2000 and that the related costs and potential effect should not have a material financial impact on the Company.

Certain information included in this report contains forward-looking statements made pursuant to the Private Securities
Litigation  Reform Act of 1995 ("Reform Act").   Such  statements
are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause the actual results and performance of the Company to differ materially from any expected future results or performance, expressed or implied, by the forward-looking statements. In connection with the safe harbor provisions of the Reform Act, the Company has identified important factors that could cause actual results to differ
materially   from   such   expectations,  including   development
uncertainty, operating uncertainty, acquisition uncertainty, uncertainties relating to doing business outside of the United States, uncertainties relating to geothermal resources,
uncertainties  relating  to domestic   and  international  (and
in  particular,  Indonesian) economic and political conditions and

                     CALENERGY COMPANY, INC.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      (in thousands, except per share and per kWh amounts)
               _________________________________

Liquidity and Capital Resources:  (continued)

uncertainties  regarding  the impact of regulations,  changes  in
government   policy,  industry  deregulation   and   competition.
Reference  is made to all of the Company's SEC filings, including
the   Company's  Report  on  Form  8-K  dated  March   6,   1998,
incorporated herein by reference, for a description of such factors. The Company assumes no responsibility to update forward-looking information contained herein.

                    CALENERGY COMPANY, INC.
                  PART II - OTHER INFORMATION

Item 1 -  Legal proceedings.

        As  of  June  30, 1998, there are no material outstanding
     lawsuits   against  the  Company;  however   see   Note   6,
     Commitments and Contingencies regarding litigation involving the Company's projects.

Item 2 -  Changes in Securities.

     Not applicable.

Item 3 -  Defaults on Senior Securities.

     Not applicable.

Item 4 -  Submission of Matters to a Vote of Security Holders.

   (a)  The Company's Annual Meeting of Stockholders was held on May 21, 1998.

   (b) Directors elected at the Company's Annual Meeting of Stockholders on May 21, 1998 are named below as follows:

        Walter Scott, Jr.    (Class III)
        John R. Shiner       (Class III)
        Edgar D. Aronson     (Class III)
        Bernard W. Reznicek  (Class III)

        Directors whose term of office as a Director continued after the meeting are named below as follows:

        Judith E. Ayres
        David H. Dewhurst
        Richard R. Jaros
        David R. Morris
        David L. Sokol
        Sir Neville G. Trotter
        David E. Wit

   (c)  The meeting proposals were voted on at the annual meeting:

        (i) Proposal 1 - Election of Directors (with terms expiring at the 2001 annual meeting,)

                                                           Withholding
  Nominees                                 For              Authority

  Walter Scott Jr.                      50,263,003         2,027,635
  John R. Shiner                        50,261,241         2,029,397
  Edgar D. Aronson                      50,232,562         2,058,076
  Bernard W. Reznicek                   50,273,275         2,017,363

        (ii)  Proposal 2 - Ratification of an amendment of the Company's
              Stock Option Plan to increase the aggregate number of option shares that are available for grant under the plan by 1,000,000.

              Such proposal passed with 44,296,021 affirmative votes. 7,666,237 votes were cast against such proposal with 202,918 shares abstaining.

        (iii) Proposal 3 - Ratification of the appointment of Deloitte & Touche LLP as independent auditors for the fiscal year 1998.

              Such proposal passed with 52,100,110 affirmative votes.
              114,172 votes were cast against such proposal with 76,356 shares abstaining.

Item 5 -  Other Information.

     Not applicable.

Item 6 -  Exhibits and Reports on Form 8-K.

  (a)  Exhibits:

     Exhibit 11 - Calculation of earnings per share.

     Exhibit 15 - Awareness letter of Independent Accountants.

     Exhibit 27 - Financial Data Schedule.

  (b)   Reports on Form 8-K:

        During the quarter ended June 30, 1998 the Company filed the following:

        (i) Form 8-K dated April 8, 1998 reporting the New York Appellate Court order for Korea First Bank to honor draws on an irrevocable standby letter of credit issued by Korea First Bank for the Casecnan Project.

        (ii)Form 8-K dated April 17, 1998 reporting CE
            Casecnan's settlement with Korea First Bank, Hanbo
            Corporation, Hanbo Engineering & Construction
            Company, Ltd. and Hanbo Steel Company, Ltd.

                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         CALENERGY COMPANY, INC.


Date: August 13, 1998    /s/  Craig M. Hammett
                              Craig M. Hammett
                              Senior Vice President and
                              Chief Financial Officer

                         /s/  Patrick J. Goodman
                              Patrick J. Goodman
                              Vice  President, Chief  Accounting
                              Officer and Controller

                         EXHIBIT INDEX

Exhibit                                                Page
  No.                                                   No.


  11       Calculation of Earnings Per Share            35

  15       Awareness Letter of Independent Accountants  36

  27       Financial Data Schedule                      37

                                                       Exhibit 11

                     CALENERGY COMPANY, INC.

                CALCULATION OF EARNINGS PER SHARE

         (dollars in thousands, except per share amounts)
                       ___________________

                                   Three Months Ended       Six Months Ended
                                         June 30                June 30
                                    1998        1997        1998        1997
Actual weighted average shares
outstanding for the period     60,234,895   63,531,050  60,658,253  63,520,792

Dilutive stock options and warrants
using average market prices       784,037    1,554,586     655,885   1,461,491

Additional dilutive stock options
assuming conversion of convertible
preferred securities of subsidiary
trusts                         13,326,683    7,672,883  13,326,683   6,374,735

Diluted shares outstanding     74,345,615   72,758,519  74,640,821  71,357,018

Net income available to common
stockholders                  $    32,466 $    30,889 $     59,761 $    58,337

Net income per share          $       .54 $       .49 $        .99 $       .92

Diluted income per share based
on SEC interpretive release
No.  34-9083 (1)              $       .51 $       .46 $        .95 $       .88

(1)-Net income available to common stockholders for the three and six months ended June 30, 1998 was increased by dividends on convertible preferred securities of subsidiary trusts, net of tax effect, of $5,471 and $10,942, respectively. Net income available to common stockholders for the three and six months ended June 30, 1997 was increased by dividends on convertible preferred securities of subsidiary trusts, net of tax effect, of $2,751 and $4,416, respectively.

                                                       Exhibit 15





CalEnergy Company, Inc.
Omaha, Nebraska

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of CalEnergy Company, Inc. for the three and six month periods ended June 30, 1998 and 1997 as indicated in our report dated July 23, 1998; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, is incorporated by reference in Registration Statements No. 33-41152, No. 33-52147 and No. 333-30395 on Form S-8 and
Registration Statements No. 33-51363 and No. 333-32821 on Form S-
3.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of a Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.



DELOITTE & TOUCHE LLP
Omaha, Nebraska
August 13, 1998