Form 10-Q
period 1998-09-30
CALENERGY CO INC
filed 1998-11-13
CIK 720556

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON D.C.  20549

                     ______________________

                           FORM 10-Q

      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended

                       September 30, 1998

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

59,544,931 shares of Common Stock, $0.0675 par value were outstanding as of September 30, 1998.

                     CALENERGY COMPANY, INC.

                           Form 10-Q

                       September 30, 1998
                         _____________

                        C O N T E N T S

PART I:  FINANCIAL INFORMATION                                             Page

Item 1.        Financial Statements

Independent Accountants' Report                                             3

Consolidated Balance Sheets, September 30, 1998 and December 31,1997        4

Consolidated Statements of Operations for the Three and Nine
 Months Ended September 30, 1998 and 1997                                   5

Consolidated Statements of Cash Flows for the
 Nine Months Ended September 30, 1998 and 1997                              6

Notes to Consolidated Financial Statements                                  7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                     14

PART II:  OTHER INFORMATION

Item 1.   Legal Proceedings                                                 31
Item 2.   Changes in Securities                                             31
Item 3.   Defaults on Senior Securities                                     31
Item 4.   Submission of Matters to a Vote of  Security  Holders             31
Item 5.   Other Information                                                 31
Item 6.   Exhibits and Reports on Form 8-K                                  31

Signatures                                                                  33

Exhibit Index                                                               34

INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors and Stockholders
CalEnergy Company, Inc.
Omaha, Nebraska

We have reviewed the accompanying consolidated balance sheet of CalEnergy Company, Inc. and subsidiaries as of September 30, 1998, and the related consolidated statements of operations for the three and nine month periods ended September 30, 1998 and 1997 and the related consolidated statements of cash flows for the nine month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

DELOITTE & TOUCHE LLP
Omaha, Nebraska
October 22, 1998

                     CALENERGY COMPANY, INC.

                  CONSOLIDATED BALANCE SHEETS
            (in thousands, except per share amounts)
                ________________________________



                                       September 30  December 31
                                           1998         1997
                                       (unaudited)
ASSETS
Cash and cash equivalents           $    1,749,138 $  1,445,338
Joint venture cash and investments          29,116        6,072
Restricted cash and investments            472,675      223,636
Accounts receivable                        452,880      376,745
Properties,  plants, contracts and
  equipment, net                         4,374,473    3,528,910
Excess of cost over fair value of
  net assets acquired, net               1,455,900    1,312,788
Equity investments                         126,387      238,025
Deferred charges and other assets          436,050      356,112

 Total assets                       $    9,096,619 $  7,487,626

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable                   $       250,158 $    173,610
Other accrued liabilities                1,206,231    1,106,641
Parent company debt                      2,703,890    1,303,845
Subsidiary and project debt              2,860,995    2,189,007
Deferred income taxes                      575,832      509,059

 Total liabilities                       7,597,106    5,282,162

Deferred income                             56,719       40,837
Company-obligated mandatorily redeemable
  convertible preferred securities
  of subsidiary trusts                     553,930      553,930
Preferred securities of subsidiary          66,043       56,181
Minority interest                                -      134,454
Common stock and options subject to redemption   -      654,736

Stockholders' equity:
Preferred stock - authorized
  2,000 shares, no par value                     -            -
Common stock - par value $0.0675 per share,
  authorized 180,000 shares, issued 82,980
  shares, outstanding 59,545 and 81,322
  at September 30, 1998 and December 31,
  1997, respectively                         5,602        5,602
Additional paid in capital               1,236,137    1,261,081
Retained earnings                          320,877      213,493
Common stock and options subject to redemption   -     (654,736)
Treasury stock - 23,435 and 1,658 common
 shares at September 30, 1998 and December 31,
 1997, respectively, at cost              (754,392)     (56,525)
Accumulated other comprehensive income      14,597       (3,589)
  Total stockholders' equity               822,821      765,326

Total liabilities and stockholders'
  equity                            $    9,096,619 $  7,487,626


 The accompanying notes are an integral part of these financial statements.

                    CALENERGY COMPANY, INC.

             CONSOLIDATED STATEMENTS OF OPERATIONS
            (in thousands, except per share amounts)
               ____________(unaudited)___________



                                 Three Months Ended    Nine Months Ended
                                    September 30          September 30
                                  1998        1997      1998        1997

Revenues:
Operating revenue                $ 600,862 $ 527,896 $ 1,813,302  $ 1,576,407
Interest and other income           26,885    23,997      79,274       66,456

Total revenues                     627,747   551,893   1,892,576    1,642,863

Costs and expenses:
Cost of sales                      265,605   239,081     848,018      746,626
Operating expense                   99,052    82,513     312,830      254,389
General and administration          10,085    12,068      32,943       37,560
Depreciation and amortization       81,449    69,877     247,033      207,789
Loss on equity investment
  in Casecnan                            -     1,364           -        5,321
Interest expense                    95,750    73,840     283,956      216,106
Less interest capitalized          (14,464)  (10,843)    (42,941)     (33,603)

Total costs and expenses           537,477   467,900   1,681,839    1,434,188

Income before provision for
  income taxes                      90,270    83,993     210,737      208,675

Provision for income taxes          32,112    27,929      72,595       74,520

Income before minority interest     58,158    56,064     138,142      134,155

Minority interest                   10,535     9,656      30,758       29,410

Income before extraordinary item    47,623    46,408     107,384      104,745

Extraordinary item, net of minority
 interest of $58,222                     -  (135,850)          -     (135,850)

Net income (loss) available to
 common stockholders              $ 47,623 $ (89,442) $  107,384  $   (31,105)

Net income per share before
 extraordinary item               $    .80 $     .73  $     1.78  $      1.65

Extraordinary item                       -     (2.14)          -        (2.14)

Net income (loss) per share-basic $    .80 $   (1.41) $     1.78  $      (.49)

Basic common shares outstanding     59,674    63,380      60,330       63,474

Net income per share before
 extraordinary item-diluted       $    .72 $     .67  $     1.67  $      1.56

Extraordinary item                       -     (1.80)          -        (1.87)

Net income (loss)
  per share-diluted               $    .72 $   (1.13) $     1.67  $      (.31)

Diluted shares outstanding          73,540    75,555      74,274       72,758

 The accompanying notes are an integral part of these financial statements.

                      CALENERGY COMPANY, INC.

             CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (in thousands)
                           (unaudited)

                                                            Nine Months Ended
                                                               September 30
                                                            1998       1997
Cash flows from operating activities:
Net income (loss)                                         $107,384   $(31,105)
Adjustments to reconcile net cash flow from operating activities:
Depreciation and amortization                              213,325    187,813
Amortization of excess of cost over fair value of
  net assets acquired                                       33,708     19,976
Amortization of deferred financing and other costs          13,922     26,858
Provision for deferred income taxes                         46,504     46,502
Income on equity investments                                (8,635)    (9,774)
Income (loss) applicable to minority interest                3,392    (42,767)
Changes in other items:
Accounts receivable                                        (59,888)     8,608
Accounts payable and accrued liabilities                    41,365    112,356
Deferred income                                             15,882     (7,704)

Net cash flows from operating activities                   406,959    310,763

Cash flows from investing activities:
Purchase of Kiewit Interests and Northern Electric,
  net of cash acquired                                    (502,916)  (631,808)
Distributions from equity investments                       13,455     18,793
Acquisition of gas assets                                  (35,677)         -
Philippine construction                                    (85,663)   (21,351)
Indonesian construction                                    (77,832)   (87,742)
Exploration and other development costs                    (23,246)    (9,757)
Capital expenditures relating to operations               (184,787)  (116,130)
Decrease in short-term investments                           1,256      2,494
Decrease (increase) in restricted cash and investments     185,464    (18,565)
Decrease (increase) in other assets                        (25,599)    67,144

Net cash flows from investing activities                  (735,545)  (796,922)

Cash flows from financing activities:
Proceeds  from  issuance of convertible preferred
  securities of subsidiary trust                                 -    450,000
Proceeds from issuance of parent company debt            1,400,000          -
Repayment of parent company debt                                 -   (195,000)
Proceeds from subsidiary and project debt                  107,234    603,392
Repayments of subsidiary and project debt                 (112,594)   (74,409)
Deferred charges relating to debt financing                (56,881)   (21,589)
Purchase of treasury stock                                (703,478)   (23,767)
Purchase of stock options from Kiewit                      (21,313)         -
Other                                                       24,276     29,200

Net cash flows from financing activities                   637,244    767,827

Effect  of exchange rate changes, net                       18,186    (39,030)

Net  increase in cash and cash equivalents                 326,844    242,638

Cash and cash equivalents at beginning of period         1,451,410    472,264

Cash  and cash equivalents at end of period             $1,778,254  $ 714,902

Supplemental disclosures:
Interest paid, net of amount capitalized                $  197,680  $ 211,318

Income taxes paid                                       $   53,319  $  27,990


 The accompanying notes are an integral part of these financial statements.

                    CALENERGY COMPANY, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (in thousands, except per share and per kWh amounts)
                ________________________________


1.   General:

In the opinion of management of CalEnergy Company, Inc. (the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1998 and the results of operations for the three and nine months ended September 30, 1998 and 1997, and cash flows for the nine months ended September 30, 1998 and 1997. The results of operations for the three and nine months ended September 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

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

2.   MidAmerican Merger:

On August 11, 1998, the Company entered into an Agreement and Plan of Merger with MidAmerican Energy Holdings Company ("MidAmerican"), pursuant to which the Company agreed (i) to pay $27.15 in cash for each outstanding share of MidAmerican common stock (valuing MidAmerican at approximately $4.2 billion, including $1.6 billion of debt and preferred stock which will remain outstanding at MidAmerican) in a merger, pursuant to which MidAmerican will become a wholly owned subsidiary of the Company, and (ii) to reincorporate in the State of Iowa and be renamed MidAmerican Energy Holdings Company.

Our shareholders and the MidAmerican shareholders approved the MidAmerican Merger on October 30, 1998. The waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, expired on October 10, 1998. The consummation of the MidAmerican Merger remains conditioned upon receipt of approvals of the Nuclear Regulatory Commission, the Federal Energy Regulatory Commission, the Iowa Utilities Board, certain other state certifications and regulatory filings. In addition, the disposition of partial interests in certain of our power generating facilities will be required prior to the consummation of the MidAmerican Merger in order to maintain the qualifying facilities status of such independent power generating facilities.

Closing of the MidAmerican Merger is expected to occur by the end of the first quarter of 1999.

                     CALENERGY COMPANY, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (in thousands, except per share and per kWh amounts)
                ________________________________

3.   Debt Offering:

On September 22, 1998 the Company issued $1,400,000 of Senior Notes and Bonds. The securities are made up of $215,000 of 6.96% Senior Notes due 2003, $260,000 of 7.23% Senior Notes due 2005, $450,000 of 7.52% Senior Notes due 2008 and $475,000 of 8.48%
Senior Bonds due 2028. Interest is payable semi-annually on March 15 and September 15, commencing on March 15, 1999. The securities are subject to optional redemption at any time at par plus payment of a make whole premium. The proceeds from the offering are expected to be used in part to complete the MidAmerican Merger and to refinance the Company's 10.25% Senior Discount Notes.


4.   Properties, Plants, Contracts and Equipment:

Properties,   plants,  contracts  and  equipment   comprise   the
following:


                                      September 30,    December 31,
                                          1998            1997
                                       (unaudited)
Operating assets:
Distribution system                     $1,332,038   $1,237,743
Power plants                             1,865,892    1,464,885
Wells and resource development             464,000      395,314
Power sales agreements                     268,212      227,535
Other assets                               279,942      254,973

Total operating assets                   4,202,492    3,580,450

Less accumulated depreciation and
  amortization                            (711,001)    (497,832)

Net operating assets                     3,491,491    3,082,618

Mineral and gas reserves and exploration
  assets, net                             382,880       297,048
Construction in progress:
  Casecnan                                233,874             -
  Dieng                                   100,308        94,666
  Patuha                                  152,435        49,612
  Bali and other development               13,485         4,966

Total                               $   4,374,473  $  3,528,910

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

CalEnergy paid $1,159,215 for the KDG Acquisition and final closing of the transaction occurred in January 1998. CalEnergy funded this acquisition with available cash and the net proceeds of the equity offering and the debt offering completed in October 1997. The KDG Acquisition is being accounted for under the purchase method of accounting. The purchase price has been allocated to assets acquired and liabilities assumed based on preliminary valuations. The assets acquired will be amortized over their estimated useful life and goodwill over a period of ten to forty years.

Pro forma revenue and net income, as if the acquisition occurred at the beginning of the period presented, is not materially different from historical amounts.

6.   Conversion of Philippine Term Loans:

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

On June 18, 1998, the Company converted the construction project financing for its Mahanagdong geothermal power project to term loans of $220,378. Ex-Im Bank is providing term loan financing of $180,378 at a fixed interest rate of 6.92%, maturing in 2007. OPIC is providing the remaining $40,000 of term loan financing that was fixed as of September 30, 1998 at an interest rate of 7.6%, maturing in 2007.

                     CALENERGY COMPANY, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (in thousands, except per share and per kWh amounts)
                ________________________________

7.   Commitments and Contingencies:

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

Moreover, the Company intends to continue to take actions to require the Government of Indonesia to honor its contractual obligations; however, actions by the Government of Indonesia have created significant risks to the completion of these projects. Dieng Unit I was operationally and contractually completed in March 1998 when the "take-or-pay" obligations under its contract with PLN commenced. However, PLN has dispatched Dieng Unit I to zero MW and has defaulted on the contractually required and sovereign guaranteed "take-or-pay" payment obligations. Accordingly, HCE has commenced arbitration proceedings to resolve the dispute before an international arbitration panel, as provided under its contract with PLN. The arbitration involves both PLN and the Government of Indonesia and is scheduled to conclude in the third quarter of 1999.

The Company believes it has fully reserved for the Indonesian exposure as part of the $87,000 1997 fourth quarter asset valuation impairment charge.

Edison

On June 9, 1997, Edison filed a complaint alleging breach of the power purchase agreements ("SO4 Agreements") between Edison and Coso Finance Partners, Coso Power Developers and Coso Energy Developers as a result of alleged improper venting of certain noncondensible gases at the Coso geothermal energy project located in California (partnerships in which CalEnergy holds an approximate 50% ownership interest, collectively the "Coso Partnerships").

                     CALENERGY COMPANY, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (in thousands, except per share and per kWh amounts)
                ________________________________

7.   Commitments and Contingencies (continued):

In the complaint, Edison seeks unspecified damages, including the refund of certain amounts previously paid under the SO4 Agreements, and termination of the SO4 Agreements. In September 1997, the Coso Partnerships and the Company filed a cross-complaint against Edison and its affiliates, The Mission Group and Mission Power Engineering Company alleging, among other things, that Edison's lawsuit violates the 1993 settlement agreement which settled certain litigation arising from the construction of certain units at the Coso geothermal project by Edison affiliates. In addition, the Coso Partnerships filed a separate complaint against Edison alleging breach of the SO4 Agreements, unfair business practices, slander and various other tort and contract claims. The actions were effectively consolidated in December 1997. As a result of certain procedural actions by the parties and a November 1997 court order, Edison filed an amended complaint on December 16, 1997 and the Coso Partnerships amended their cross-complaint. In addition, the Court has struck Edison's request to terminate the SO4 Agreements and obtain a refund of all funds paid to the Coso Partnerships. The litigation is in its early procedural stages and the pleadings have not been settled. The Coso Partnerships believe that their claims and defenses are meritorious and that they will prevail if the matter is ultimately heard on its merits. The Coso
Partnerships intend to vigorously defend this action and prosecute all available counterclaims against Edison.

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

                     CALENERGY COMPANY, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (in thousands, except per share and per kWh amounts)
                ________________________________

7.   Commitments and Contingencies (continued):

On August 7, 1997, NYSEG filed a complaint in the U.S. District Court for the Northern District of New York against the FERC, the PSC (and the Chairman, Deputy Chairman and the Commissioners of the PSC as individuals in their official capacity), the Saranac Partnership and Lockport Energy Associates, L.P. ("Lockport") concerning the power purchase agreements that NYSEG entered into with Saranac Partners and Lockport. NYSEG's suit asserts that the PSC and the FERC improperly implemented PURPA in authorizing the pricing terms that NYSEG, the Saranac Partnership and Lockport agreed to in those contracts. The action raises similar legal arguments to those rejected by the FERC in its April and July 1995 orders. NYSEG in addition asks for retroactive reformation of the contracts as of the date of commercial operation and seeks a refund of $281 million from the Saranac Partnership. Saranac and other parties have filed motions to dismiss and oral arguments on those motions which were heard on March 2, 1998. Saranac believes that NYSEG's claims are without merit for the same reasons described in the FERC's orders.

8.   Subsequent Events:

During  October 1998 the Company repurchased and retired $155,994 of  10.25% Senior Discount Notes at an average price of  106.188%
plus accrued interest. The Senior Discount Notes become callable on January 15, 1999.

On October 13, 1998 the Salton Sea Funding Corporation, a wholly owned subsidiary of the Company, completed a sale to institutional investors of $285,000 aggregate amount of 7.475% Senior Secured Series F Bonds due November 30, 2018, which are nonrecourse to the Company. The proceeds from the offering will be used to partially fund construction of two new geothermal projects at the Salton Sea, the costs of construction of the Zinc Recovery Project and other capital improvements at existing Salton Sea projects.

On November 13, 1998, the Company issued $100,000 of 7.52% Series B Senior Notes due 2008. Interest is payable semi-annually on March 15 and September 15 commencing on March 15, 1999. The securities are subject to optional redemption at any time at par plus a make whole premium. The proceeds from the offering are expected to be used in part to complete the MidAmerican Merger.

9.   Comprehensive Income:

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which established standards for reporting and display of comprehensive income and its components. Comprehensive income (loss) for the three months ended September 30, 1998 and 1997 was $57,480 and ($92,732), respectively. Comprehensive income (loss) for the nine months ended September 30, 1998 and 1997 was $125,570 and $(61,100),
respectively. Comprehensive income differs from net income due to foreign currency translation adjustments and unrealized gains on investments.

                     CALENERGY COMPANY, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (in thousands, except per share and per kWh amounts)
                ________________________________

10.  Accounting Pronouncements:

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

The Company has not yet determined the impact of these accounting pronouncements.

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

KDG's ownership interest in CalEnergy comprised approximately 20,231 shares of common stock (assuming exercise by KDG of one million options to purchase CalEnergy shares), a 30% interest in Northern Electric plc ("Northern"), as well as the following minority project interests: Mahanagdong (45%), Casecnan (35%), Dieng (47%), Patuha (44%) and Bali (30%) and other interests in international development stage projects.

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

Business of Northern: (continued)

Northern's supply business primarily involves the bulk purchase of electricity, through a central pool, and subsequent resale to individual customers. The supply business generally is a high volume business which tends to operate at lower profitability levels than the distribution business. Prior to November 4, 1998, Northern was the exclusive supplier of electricity to premises in its authorized area, except where the maximum demand of a customer is greater than 100kW and the income received by the supply business from customers with demand under 100kW was controlled by a prescribed formula, while income received from other customers was not regulated. Beginning November 4, 1998, liberalization of the entire market in Northern's area has commenced in stages with complete liberalization expected to be achieved by June, 1999.

Northern also competes to supply gas inside and outside its authorized area. Northern continues to expand its electricity and gas supply customer base through the Dual Fuel marketing program.

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

Salton Sea I sells electricity to Edison pursuant to a 30-year negotiated power purchase agreement, as amended (the "Salton Sea
I  PPA"),  which provides for capacity and energy payments.   The
energy payment is calculated using a Base Price which is subject to quarterly adjustments based on a basket of indices. The time period weighted average energy payment for Salton Sea I was 5.4 cents per kWh during the nine months ended September 30, 1998. As the Salton Sea I PPA is not an SO4 Agreement, the energy payments do not revert to Edison's Avoided Cost of Energy.

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

Power Generation Projects: (continued)

For the nine months ended September 30, 1998, Edison's average Avoided Cost of Energy was 3.0 cents per kWh which is substantially below the contract energy prices earned for the nine months ended September 30, 1998. Estimates of Edison's future Avoided Cost of Energy vary substantially from year to year. The Company cannot predict the likely level of Avoided Cost of Energy prices under the  SO4  Agreements  and  the modified  SO4  Agreements  at  the
expiration  of  the  scheduled  payment  periods.   The  revenues
generated  by each of the projects operating under SO4 Agreements
could   decline  significantly  after  the  expiration   of   the
respective scheduled payment periods.

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

The Mahanagdong Project (the "Mahanagdong Project") was deemed complete in July 1997 and began receiving capacity payments pursuant to the Mahanagdong ECA in August of 1997. The Mahanagdong Project is owned and operated by CE Luzon Geothermal Power Company, Inc., a Philippine corporation, that is indirectly owned by the Company with a minority partner participation. The electricity generated by the Mahanagdong Project is sold to PNOC-EDC on a "take or pay" basis, which is also responsible for supplying the facility with the geothermal steam. The terms of the Mahanagdong ECA are substantially similar to those of the Upper Mahiao ECA. All of PNOC-EDC's obligations under the Mahanagdong ECA are supported by the Government of the Philippines through a performance undertaking. The capacity fees are approximately 97%of total revenues at the design capacity levels and the energy fees are approximately 3% of such total revenues.

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

Results  of Operations for Three and Nine Months Ended  September
30, 1998 and 1997:

Operating revenue increased in the third quarter of 1998 to $600,862 from $527,896 for the same period in 1997, a 13.8%
increase. For the nine month period ended September 30, 1998, operating revenue increased to $1,813,302 from $1,576,407 for the same period in 1997, a 15.0% increase. Northern's operating revenue increased to $393,866 and $1,266,495, respectively, for the three and nine months ended September 30, 1998 compared to $343,923 and $1,099,997, respectively, for the same periods in 1997 primarily due to higher volumes of gas supplied as well as higher electricity revenues. Operating revenue also increased due to the commencement of earnings at Mahanagdong and Units II and III at Malitbog on July 25, 1997.

The   following  data  represents  the  supply  and  distribution operations in the U.K.:


                            Three Months Ended Nine Months Ended
                               September 30,      September 30,
                               1998     1997    1998      1997
Electricity Supplied (GWh)    3,516     3,165  10,831    10,320

Electricity Distributed (GWh) 3,657     3,573  11,611    11,507

Gas Supplied
  (Therms  in  millions)       41.1       6.1   193.6      31.6

The increase in electricity supplied and distributed for the three months ended September 30, 1998 from the three months ended September 30, 1997 is due primarily to lower temperatures in the U.K. and changes in the customer mix. The increase in the electricity supplied and distributed for the nine months ended September 30, 1998 from the nine months ended September 30, 1997 is due primarily to lower temperatures in the U.K. during the second and third quarters of 1998, partially offset by milder weather in the U.K. during the first quarter of 1998. The increase in gas supplied in 1998 from 1997 reflects the increased volume as the gas business in the U.K. opens up to competition as a result of regulatory changes and the successful dual fuel marketing campaign.

                     CALENERGY COMPANY, INC.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      (in thousands, except per share and per kWh amounts)
               _________________________________

Results  of Operations for Three and Nine Months Ended  September
30, 1998 and 1997 (continued):

The following operating data represents the aggregate capacity and electricity production of the domestic geothermal projects:


                           Three Months Ended           Nine Months Ended
                               September 30,               September 30,
                            1998        1997             1998       1997

Overall capacity factor    105.1%      102.6%            98.5%     101.8%

kWh produced
  (in thousands)        1,177,500   1,149,600        3,273,700  3,382,900

Capacity NMW                507.4       507.4            507.4      507.4

The capacity factor for the three months ended September 30, 1998 increased compared to the same period in 1997, due to increasing production at the Coso Project and Salton Sea Project. The capacity factor decreased for the nine months ended September 30, 1998 compared to the same periods in 1997 due to marginally decreasing production at the Coso Project and scheduled turbine overhauls at BLM, Elmore, Leathers and Salton Sea.

The following operating data represents the aggregate capacity and electricity production of the Gas Plants:

                                Three Months Ended         Nine Months Ended
                                   September 30,              September 30,
                               1998         1997          1998          1997

Overall capacity factor         81.0%        82.4%         79.5%         85.7%

kWh produced (in thousands) 1,019,800    1,036,780     2,969,840     3,199,930

Capacity NMW                      570          570           570           570

The capacity factor of the Gas Plants reflects certain contractual curtailments. Excluding these contractual curtailments, the capacity factors would be 96.2% and 91.6% for the three and nine months ended September 30, 1998, compared with 97.2% and 97.8% for the same periods in 1997. The decreases from the prior periods were primarily due to the severe winter snow and ice storms which caused transmission curtailments at Saranac, as well as a turbine overhaul at PRI.

Interest and other income increased in the third quarter of 1998 to $26,885 from $23,997 for the same period in 1997, a 12.0% increase. For the nine months ended September 30, 1998, interest and other income increased to $79,274 from $66,456 for the same period in 1997, a 19.3% increase. The increases are primarily due to interest earned by Casecnan on cash held for construction and the dividend received from our investment in Teesside
partially              offset              by               lower

                     CALENERGY COMPANY, INC.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      (in thousands, except per share and per kWh amounts)
               _________________________________

Results  of Operations for Three and Nine Months Ended  September
30, 1998 and 1997 (continued):

income from Saranac due to the severe winter snow and ice storms which caused transmission curtailments at Saranac.

Cost of sales increased in the third quarter of 1998 to $265,605 from $239,081 for the same period in 1997, an 11.1% increase.
For the nine months ended September 30, 1998, cost of sales increased to $848,018 from $746,626 for the same period in 1997, a 13.6% increase. The increases are primarily due to higher volumes of gas and electricity supplied.

Operating expense increased in the third quarter of 1998 to $99,052 from $82,513 for the same period in 1997, a 20.0%
increase. For the nine months ended September 30, 1998, operating expense increased to $312,830 from $254,389 for the same period in 1997, a 23.0% increase. The increases are primarily due to an increase in Northern's customer acquisition costs, including primarily commissions and opening meter reads, associated with the opening of the competitive gas supply market.

General and administration costs decreased in the third quarter of 1998 to $10,085 from $12,068 for the same period in 1997, a 16.4% decrease. For the nine months ended September 30, 1998, general and administration costs have decreased to $32,943 from $37,560 for the same period in 1997, a 12.3% decrease. The decrease is primarily due to the continuing integration of Northern's corporate costs.

Depreciation and amortization increased in the third quarter of 1998 to $81,449 from $69,877 for the same period in 1997, a 16.6%
increase. For the nine months ended September 30, 1998, depreciation and amortization increased to $247,033 from $207,789 for the same period in 1997, an 18.9% increase. The increases are primarily due to the commencement of operations at Mahanagdong and Units II and III at Malitbog and amortization of the allocated purchase price and goodwill related to the KDG Acquisition.

As   a   result  of  the  KDG  Acquisition,  Casecnan  is   fully
consolidated into the Company's financial statements and is no longer recorded as an equity investment.

Interest expense, less amounts capitalized, increased in the third quarter of 1998 to $81,286 from $62,997 for the same period in 1997, a 29.0% increase. For the nine months ended September 30, 1998, interest expense, less amounts capitalized, increased to $241,015 from $182,503 for the same period in 1997, a 32.1%
increase. The increases are primarily due to the consolidation of Casecnan resulting from the KDG Acquisition, the greater average outstanding debt, the discontinued capitalization of interest due to commencement of operations at Mahanagdong and Units II and III at Malitbog and the discontinued capitalization of interest in Indonesia as a result of the suspension of construction activity.

                     CALENERGY COMPANY, INC.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      (in thousands, except per share and per kWh amounts)
               _________________________________

Results  of Operations for Three and Nine Months Ended  September
30, 1998 and 1997 (continued):

The provision for income taxes increased in the third quarter of 1998 to $32,112 from $27,929 for the same period in 1997, a 15.0%
increase. The increase is due to higher pretax income during the third quarter of 1998. For the nine months ended September 30, 1998, provision for income taxes decreased to $72,595 from $74,520 for the same period in 1997, a 2.6% decrease. The decrease is due to lower pretax book income which resulted from increased dividends on convertible preferred securities of subsidiary trusts.

Minority interest increased in the third quarter to $10,535 from $9,656 for the same period in 1997, a 9.1% increase. For the nine months ended September 30, 1998, minority interest increased to $30,758 from $29,410 for the same period in 1997, a 4.6% increase. The increases are primarily due to increased dividends on convertible preferred securities of subsidiary trusts partially offset by the purchase of Northern and KDG's minority interests.

Income before extraordinary item increased in the third quarter of 1998 to $47,623 or $.80 per share, from $46,408 or $.73 per share for the same period in 1997. For the nine months ended September 30, 1998, income before extraordinary item increased to $107,384 or $1.78 per share from $104,745 or $1.65 per share for the same period in 1997.

On July 31, 1997, the Finance Act in the United Kingdom was passed by Parliament and included the introduction of a one time so-called "windfall tax" equal to 23% of the difference between the price paid for Northern upon privatization and the Labour government's assessed "value" of Northern as calculated by reference to a formula set forth in the July 1997 budget. This amounted to $135,850, net of minority interest of $58,222, which was recorded as an extraordinary item. The first installment was paid on December 1, 1997 and the remainder is payable before December 1, 1998.

Liquidity and Capital Resources:

The Company's cash and cash equivalents were $1,749,138 at September 30, 1998 as compared to $1,445,338 at December 31, 1997. The majority of this increase was due to the issuance of the $1,400,000 of senior notes and bonds, partially offset by cash used in the KDG Acquisition. The Company's share of joint venture cash and investments retained in project control accounts at September 30, 1998 and December 31, 1997 was $29,116 and $6,072, respectively. Distributions out of the project control accounts are made monthly to the Company for operations and maintenance and capital costs and semiannually to each Coso Project partner for profit sharing under a prescribed calculation subject to mutual agreement by the partners.

The Company recorded separately restricted cash and investments of $472,675 and $223,636 at September 30, 1998 and December 31, 1997, respectively. The restricted cash balance as of September 30, 1998 is comprised primarily of amounts deposited in restricted accounts from which the Company will fund the construction of the Casecnan Project, the Dieng Project and the Patuha Project. The restricted cash balance also includes the
Coso         Project         royalty         payment          and

                     CALENERGY COMPANY, INC.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      (in thousands, except per share and per kWh amounts)
               _________________________________

Liquidity and Capital Resources (continued):

the  cash  reserves for debt service reserve funds for the  Power
Resources  Project,  the  Upper Mahiao Project,  the  Mahanagdong
Project and the Malitbog Project.

As of September 30, 1998, the Company holds 23,435 shares of treasury stock at a cost of $754,392 primarily as a result of the KDG Acquisition, in which the Company purchased 19,231 shares of treasury stock. These treasury shares will provide shares for issuance under the Company's employee stock option and share purchase plan and future conversion of outstanding convertible securities.

On August 11, 1998, the Company entered into an Agreement and Plan of Merger with MidAmerican Energy Holdings Company ("MidAmerican"), pursuant to which the Company agreed (i) to pay $27.15 in cash for each outstanding share of MidAmerican common stock (valuing MidAmerican at approximately $4.2 billion, including $1.6 billion of debt and preferred stock which will remain outstanding at MidAmerican) in a merger, pursuant to which MidAmerican will become a wholly owned subsidiary of the Company, and (ii) to reincorporate in the State of Iowa and be renamed MidAmerican Energy Holdings Company.

Our shareholders and the MidAmerican shareholders approved the MidAmerican Merger on October 30, 1998. The waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, expired on October 10, 1998. The consummation of the MidAmerican Merger remains conditioned upon receipt of approvals of the Nuclear Regulatory Commission, the Federal Energy Regulatory Commission, the Iowa Utilities Board, certain other state certifications and regulatory filings. In addition, the disposition of partial interests in certain of our power generating facilities will be required prior to the consummation of the MidAmerican Merger in order to maintain the qualifying facilities status of such independent power generating facilities.

Closing of the MidAmerican Merger is expected to occur by the end of the first quarter of 1999.

On September 22, 1998 the Company issued $1,400,000 of Senior Notes and Bonds. The securities are made up of $215,000 of 6.96% Senior Notes due 2003, $260,000 of 7.23% Senior Notes due 2005, $450,000 of 7.52% Senior Notes due 2008 and $475,000 of 8.48%
Senior Bonds due 2028. Interest is payable semi-annually on March 15 and September 15, commencing on March 15, 1999. The securities are subject to optional redemption at any time at par plus payment of a make-whole premium. The proceeds from the offering will be used in part to complete the MidAmerican Merger and to refinance the Company's 10.25% Senior Discount Notes.

On November 13, 1998, the Company issued $100,000 of 7.52% Series B Senior Notes due 2008. Interest is payable semi-annually on March 15 and September 15 commencing on March 15, 1999. The securities are subject to optional redemption at any time at par plus a make whole premium. The proceeds from the offering are expected to be used in part to complete the MidAmerican Merger.

                     CALENERGY COMPANY, INC.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      (in thousands, except per share and per kWh amounts)
               _________________________________

Liquidity and Capital Resources (continued):

During  October 1998 the Company repurchased and retired $155,994 of  10.25% Senior Discount Notes at an average price of  106.188%
plus accrued interest. The Senior Discount Notes become callable on January 15, 1999.

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

Minerals LLC, an indirect wholly-owned subsidiary of the Company is constructing the Zinc Recovery Project which will recover zinc from the geothermal brine that has been extracted from the ground for use in the Imperial Valley Projects (the "Zinc Recovery Project"). The Zinc Recovery Project will utilize geothermal brine after the brine has been used by the Imperial Valley Projects but before the brine is re-injected into the ground. Four facilities will be installed near Imperial Valley Project sites to extract a zinc chloride solution from the brine through an ion exchange process. This solution will be transported to a central processing plant where zinc ingots will be produced through solvent extraction, electrowinning and casting processes. The Zinc Recovery Project is designed to have a capacity of approximately 30,000 metric tonnes per year and is scheduled to commence commercial operation in mid-2000. The zinc produced by the Zinc Recovery Project is expected to be sold primarily to U.S. West Coast customers such as steel companies, alloyers and galvanizers.

The Zinc Recovery Project will be constructed by Kvaerner U.S. Inc. ("Kvaerner") pursuant to a date certain, fixed-price, turnkey engineering, procurement and construction contract (the "Zinc Recovery Project EPC Contract"). Kvaerner is a wholly-owned indirect subsidiary of Kvaerner ASA, an internationally recognized engineering and construction firm experienced in the metals, mining and processing industries. Total project costs of the Zinc Recovery Project are expected to be approximately $200,925.

Power LLC, an indirect wholly owned subsidiary of the Company, proposes to construct Salton Sea Unit V. Salton Sea Unit V will be a 49 net MW geothermal power plant which will sell approximately one-third of its net output to the Zinc Recovery Project. The remainder will be sold through the California Power Exchange ("PX").

                     CALENERGY COMPANY, INC.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      (in thousands, except per share and per kWh amounts)
               _________________________________

Liquidity and Capital Resources (continued):

Salton Sea Unit V will be constructed pursuant to a date certain, fixed price, turnkey engineering, procurement and construction contract (the "Salton Sea Unit V EPC Contract") by Stone & Webster Engineering Corporation ("SWEC"). SWEC is one of the
world's leading engineering and construction firms for the construction of electric power plants and, in particular, geothermal power plants. SWEC provided the engineering for the construction of Salton Sea Unit III and has completed engineering, procurement, construction or other related work on twenty-seven other geothermal power plants over the past five years. Salton Sea Unit V is scheduled to commence commercial operation in mid-2000. Total project costs of Salton Sea Unit V are expected to be approximately $119,067.

Turbo LLC, an indirect wholly-owned subsidiary of the Company, proposes to construct the TurboExpander Project. The TurboExpander Project is designed to generate electricity from excess geothermal energy produced from the wells in the Salton Sea wellfield. The TurboExpander Project will have a capacity of 10 net MW. The net output of the TurboExpander Project will be sold to the Zinc Recovery Project or sold through the PX.

The Partnership Projects propose to upgrade the geothermal brine processing facilities at the Vulcan and Del Ranch Projects with the Region 2 Brine Facilities Construction. In addition to incorporating the pH Modification Process, which has reduced operating costs at the Salton Sea Projects, the new, more efficient facilities will achieve economies through improved brine processing systems and the utilization of more modern equipment. The Partnership Projects expect these improvements to reduce brine-handling operating costs at the Vulcan Project and the Del Ranch Project.

The TurboExpander Project and the Region 2 Brine Facilities Construction will be constructed by SWEC pursuant to a date certain, fixed price, turnkey engineering, procurement and construction contract (the "Region 2 Upgrade EPC Contract"). The obligations of SWEC will be guaranteed by Stone & Webster, Incorporated. The TurboExpander Project is scheduled to commence initial operations in mid-2000 and the Region 2 Brine Facilities Construction is scheduled to be completed in early-2000. Total project costs for both the TurboExpander Project and the Region 2 Brine Facilities Construction are expected to be approximately $63,747.

On October 13, 1998 the Salton Sea Funding Corporation, a wholly owned subsidiary of the Company, completed a sale to institutional investors of $285,000 aggregate amount of 7.475% Senior Secured Series F Bonds due November 30, 2018, which are nonrecourse to the Company. The proceeds from the offering will be used to fund construction of the Zinc Recovery Project, Salton Sea Unit V, the TurboExpander Project, the Region 2 Brine Facilities Construction, additional capital improvements and financing costs. Total equity funding for these projects is expected to be approximately $122,513.

                     CALENERGY COMPANY, INC.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      (in thousands, except per share and per kWh amounts)
               _________________________________

Liquidity and Capital Resources (continued):

On September 11, 1997, the Company signed a definitive agreement with Kiewit Diversified Group ("KDG"), a wholly owned subsidiary of Peter Kiewit Sons', Inc. ("PKS"), for the Company to purchase KDG's ownership interest in various project partnerships and CalEnergy common shares (the "KDG Acquisition").

KDG's ownership interest in CalEnergy comprised approximately 20,231 shares of common stock (assuming exercise by KDG of one million options to purchase CalEnergy shares), a 30% interest in Northern Electric, as well as the following minority project interests: Mahanagdong (45%), Casecnan (35%), Dieng (47%), Patuha (44%) and Bali (30%) and other interests in international development stage projects.

CalEnergy paid $1,159,215 for the KDG Acquisition and final closing of the transaction occurred in January 1998. CalEnergy funded this acquisition with available cash and the proceeds of the equity offering and the debt offering completed in October 1997.

On June 18, 1998, the Company converted the construction project financing for its Mahanagdong geothermal power project to term loans of $220,378. Ex-Im Bank is providing term loan financing of $180,378 at a fixed interest rate of 6.92%, maturing in 2007. OPIC is providing the remaining $40,000 of term loan financing that was fixed as of September 30, 1998 at an interest rate of 7.6%, maturing in 2007.

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

In November 1995, CE Casecnan Water and Energy Company, Inc., a Philippine Corporation ("CE Casecnan") which is currently approximately 85% indirectly owned by the Company, closed the financing and commenced construction of the Casecnan Project, a combined irrigation and 150 net MW hydroelectric power generation project (the "Casecnan Project") located in the central part of the island of Luzon in the Republic of the Philippines.

                     CALENERGY COMPANY, INC.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      (in thousands, except per share and per kWh amounts)
               _________________________________

Liquidity and Capital Resources (continued):

The Casecnan Project was being constructed pursuant to a fixed-price, date-certain, turnkey construction contract (the "Hanbo Contract") on a joint and several basis by Hanbo Corporation ("Hanbo") and Hanbo Engineering and Construction Co., Ltd. ("HECC"), both of which are South Korean corporations. As of May 7, 1997, CE Casecnan terminated the Hanbo Contract due to defaults by Hanbo and HECC including the insolvency of each such company. On May 7, 1997, CE Casecnan entered into a new fixed-price, date certain, turnkey engineering, procurement and construction contract to complete the construction of the Casecnan Project (the "Replacement Contract").

The work under the Replacement Contract is being conducted by a consortium consisting of Cooperativa Muratori Cementisti CMC di Ravenna and Impresa Pizzarotti & C. Spa working together with Siemens A.G., Sulzer Hydro Ltd., Black & Veatch and Colenco Power Engineering Ltd. (collectively, the "Replacement Contractor"). Construction of the Casecnan Project is expected to be completed in 2000. No further equity funding is expected.

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

Moreover, the Company intends to continue to take actions to require the Government of Indonesia to honor its contractual obligations; however, actions by the Government of Indonesia have created significant risks to the completion of these projects. Dieng Unit I was operationally and contractually completed in March 1998 when the "take-or-pay" obligations under its contract with PLN commenced. However, PLN has dispatched Dieng Unit I to zero MW and has defaulted on the contractually required and sovereign guaranteed "take-or-pay" payment obligations. Accordingly, HCE has commenced arbitration proceedings to resolve the dispute before an international arbitration panel, as provided under its contract with PLN. The arbitration involves both PLN and the Government of Indonesia and is scheduled to conclude in the third quarter of 1999.

                     CALENERGY COMPANY, INC.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      (in thousands, except per share and per kWh amounts)
               _________________________________

Liquidity and Capital Resources (continued):

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

Liquidity and Capital Resources (continued):

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

What is generally known as the year 2000 ("Y2K") computer issue arose because many existing computer programs and embedded systems use only the last two digits to refer to a year. Therefore, those computer programs do not properly distinguish between a year that begins with "20" instead of "19". If not corrected, many computer applications could fail or create erroneous results. The failure to correct a material Y2K item could result in an interruption in, or a failure of, certain normal business activities or operations including the generation, distribution, and supply of electricity. Such failures could
materially   and  adversely  affect  the  Company's  results   of
operations, liquidity and financial condition.

The   Y2K  issue  creates  uncertainty  for  the  Company  from
potential issues with its own computer systems and from third parties with whom the Company deals on transactions worldwide. The Company's operations utilize systems and equipment provided by other organizations. As a result, Y2K readiness of suppliers, vendors, service providers or customers could impact the Company's operations. The Company is assessing the readiness of such constituent entities and the impacts on those entities that rely upon the Company's services. The Company is unable to determine at this time whether the consequences of Y2K failures of third parties will have a material impact on the Company's results of operations, liquidity or financial condition.

The Company has commenced, for all of its information systems, a Y2K date conversion project to address all necessary code changes, testing and implementation in order to resolve the Y2K issue. The Company created a worldwide Y2K project team to identify, assess and correct all of its information technology
(IT) and non-IT systems, as well as, identify and assess third party systems. The Company has identified and assessed substantially all of its IT and non-IT systems and is currently in process of repairing or replacing those systems which are not year 2000 compliant. Through September, the Company is approximately 68% complete in repairing or replacing those systems. The Company expects to be 90% complete by December 31, 1998 and 100% complete of correcting, testing, and compliance by October 1999.

                     CALENERGY COMPANY, INC.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      (in thousands, except per share and per kWh amounts)
               _________________________________

Liquidity and Capital Resources (continued):

Total  Y2K  expenditures, for both repairing  or  replacing  non-
compliant systems, are expected to total approximately $8.7 million. Through September 30, 1998, the Company has incurred approximately $2.5 million of Y2K expenditures. The Company is not aware of any additional material costs needed to be incurred to bring all of its systems into compliance however, there is no assurance that additional costs will not be incurred.

Although management believes that the Y2K project will be substantially complete before January 1, 2000, any unforeseen failures of the Company's and/or third parties' computer systems could have a material impact on the Company's ability to conduct its business. Accordingly, the Company is developing a formal contingency plan that is expected to be completed by mid year 1999 to mitigate any potential business interruption.

Certain information included in this report contains forward-looking statements made pursuant to the Private Securities
Litigation  Reform Act of 1995 ("Reform Act").   Such  statements
are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause the actual results and performance of the Company to differ materially from any expected future results or performance, expressed or implied, by the forward-looking statements. In connection with the safe harbor provisions of the Reform Act, the Company has identified important factors that could cause actual results to differ
materially   from   such   expectations,  including   development
uncertainty,   operating  uncertainty,  acquisition  uncertainty,
uncertainties  relating to doing business outside of  the  United
States,   uncertainties   relating   to   geothermal   resources,
uncertainties relating to domestic and international (and in particular, Indonesian) economic and political conditions and uncertainties regarding the impact of regulations, changes in
government   policy,  industry  deregulation   and   competition.
Reference  is made to all of the Company's SEC filings, including
the   Company's  Report  on  Form  8-K  dated  March   6,   1998,
incorporated herein by reference, for a description of such factors. The Company assumes no responsibility to update forward-looking information contained herein.

                    CALENERGY COMPANY, INC.
                  PART II - OTHER INFORMATION

Item 1 -  Legal proceedings.

         As   of  September  30,  1998,  there  are  no  material
     outstanding lawsuits against the Company; however  see  Note
     7,   Commitments  and  Contingencies  regarding   litigation
     involving the Company's projects.

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

     Exhibit 15 - Awareness letter of Independent Accountants.

     Exhibit 27 - Financial Data Schedule.

       (b)   Reports on Form 8-K:

        During the quarter ended September 30, 1998 the Company filed the following:

        (i) Form 8-K dated August 11, 1998 reporting the
            Company's Agreement and Plan of Merger with
            MidAmerican Energy Holdings Company.

        (ii)Form 8-K dated September 9, 1998 to incorporate financial statements and exhibits into the Company's
            Registration Statements.

        (iii) Form 8-K dated September 15, 1998 reporting intent to refinance the 10.25% Senior Discount Notes due 2004.

        (iv)Form 8-K dated September 17, 1998 announcing the pricing of offering of $1.4 billion aggregate principal amount of Senior Notes and Bonds.

        (v) Form 8-K dated September 17, 1998 announcing the arrangement for the sale of $1.4 billion aggregate principal amount of Senior Notes and Bonds.

        (vi)Form 8-K dated September 22, 1998 announcing the close of the sale of $1.4 billion aggregate principal amount of Senior Notes and Bonds.

        (vii) Form 8-K dated September 28, 1998 announcing the special shareholders meetings for the Company and MidAmerican Energy Holdings Company in order to seek approval of their proposed merger.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         CALENERGY COMPANY, INC.


Date: November 13, 1998  /s/  Craig M. Hammett
                              Craig M. Hammett
                              Senior Vice President and
                              Chief Financial Officer

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

                                                       Exhibit 11

                     CALENERGY COMPANY, INC.

                CALCULATION OF EARNINGS PER SHARE

         (dollars in thousands, except per share amounts)
                       ___________________

                              Three Months Ended         Nine Months Ended
                                 September  30             September 30
                               1998          1997        1998          1997
Actual weighted average shares
outstanding for the period   59,673,981  63,379,832   60,330,157   63,473,805

Dilutive stock options and warrants
using average market prices     539,438   1,423,923      616,726    1,457,423

Additional dilutive stock options
assuming conversion of convertible
preferred securities of subsidiary
trusts                       13,326,683  10,751,063   13,326,683    7,826,991

Diluted shares outstanding   73,540,102  75,554,818   74,273,566   72,758,219

Net income per share before
extraordinary item          $    47,623  $   46,408  $   107,384  $   104,745

Extraordinary item                    -    (135,850)           -     (135,850)

Net income (loss) available to
 common stockholders        $    47,623  $  (89,442) $   107,384  $   (31,105)

Net income per share before
extraordinary item          $       .80  $      .73  $      1.78  $      1.65

Extraordinary item                    -       (2.14)           -        (2.14)

Net income (loss) per share $       .80  $    (1.41) $      1.78  $      (.49)

Diluted income per share before
extraordinary item(1)       $       .72  $      .67  $      1.67  $      1.56

Diluted income (loss) per share based
on SEC interpretive release
No. 34-9083(1)              $       .72  $    (1.13) $      1.67  $      (.31)

(1)-Net income available to common stockholders for the three and nine months ended September 30, 1998 was increased by dividends on convertible preferred securities of subsidiary trusts, net of tax effect, of $5,471 and $16,412, respectively. Net income available to common stockholders for the three and nine months ended September 30, 1997 was increased by dividends on convertible preferred securities of subsidiary trusts, net of tax effect, of $4,232 and $8,648, respectively.

                                                       Exhibit 15





CalEnergy Company, Inc.
Omaha, Nebraska

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of CalEnergy Company, Inc. for the three and nine month periods ended September 30, 1998 and 1997 as indicated in our report dated October 22, 1998; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, is incorporated by reference in Registration Statements No. 33-38431, No. 33-41152, No. 33-44934, No. 33-
52147,   No.  33-64897  and  No.  333-30395  on  Form   S-8   and
Registration Statements No. 33-51363, No. 333-32821 and No.  333-
62697 on Form S-3.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of a Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.



DELOITTE & TOUCHE LLP
Omaha, Nebraska
November 12, 1998